Form 10-Q
period 2025-09-30
21Shares XRP ETF
filed 2026-01-26
CIK 2028835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-42966

21Shares XRP ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-6479139
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares of Beneficial Interest of 21Shares XRP ETF	TOXR	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 12,140,000 outstanding shares as of January 21, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares XRP ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common units of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

21Shares XRP ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES XRP ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)

Investment in XRP, at fair value (cost $216,527,291, and $220,676,000, respectively)	$280,028,593	$209,510,000
Total assets	280,028,593	209,510,000

Liabilities

Sponsor fee payable	132,962	157,810
Total liabilities	132,962	157,810

Commitments and contingent liabilities (Note 7)
Net assets	$279,895,631	$209,352,190

Net assets consists of:
Paid-in capital	$220,676,000	$220,676,000
Accumulated earnings (loss)	59,219,631	(11,323,810)

	$279,895,631	$209,352,190

Shares issued and outstanding, no par value, unlimited amount of authorized	10,000,000	10,000,000
Net asset value per share	$27.99	$20.94

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

SCHEDULES OF INVESTMENT

				% of Net
September 30, 2025 (Unaudited)	Quantity	Cost	Fair Value	Assets

Investment in XRP	98,120,000	$216,527,291	$280,028,593	100.05%
Total investment in XRP		$216,527,291	$280,028,593	100.05%

Liabilities in excess of other assets			$(132,962)	(0.05)%
Net assets			$279,895,631	100.00%

December 31, 2024	Quantity	Cost	Fair Value	% of Net Assets

Investment in XRP	100,000,000	$220,676,000	$209,510,000	100.1%
Total investment in XRP		$220,676,000	$209,510,000	100.1%

Liabilities in excess of other assets			$(157,810)	(0.1)%
Net assets			$209,352,190	100.0%

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

STATEMENTS OF OPERATIONS

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2025	2025
	(Unaudited)*	(Unaudited)*
Expenses
Sponsor fee	$1,829,200	$4,753,883

Net investment loss	(1,829,200)	(4,753,883)

Realized and change in unrealized gain (loss)

Net realized gain on investment in XRP sold to pay sponsor fee	533,848	677,164
Net change in unrealized appreciation (depreciation) on investment in XRP	56,103,429	74,667,302
Net change in unrealized appreciation (depreciation) on sponsor fee payable	(97,267)	(47,142)

Net realized and change in unrealized gain (loss)	56,540,010	75,297,324

Net increase in net assets resulting from operations	$54,710,810	$70,543,441

*	No comparative statement has been provided as the Trust did not have operations as of September 30, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

STATEMENTS OF CHANGES IN NET ASSETS

	For the	For the
	three months	nine months
	ended	ended
	September 30, 2025	September 30, 2025
	(Unaudited)*	(Unaudited)*
Net assets, beginning of period	$225,184,821	$209,352,190

Net investment loss	(1,829,200)	(4,753,883)

Net realized gain on investment in XRP sold to pay sponsor fee	533,848	677,164

Net change in unrealized appreciation (depreciation) on investment in XRP	56,103,429	74,667,302

Net change in unrealized appreciation (depreciation) on sponsor fee payable	(97,267)	(47,142)
Net assets, end of period	$279,895,631	$279,895,631

Shares issued and redeemed
Shares issued	-	-
Shares redeemed	-	-
Net increase in Shares issued and outstanding	-	-

*	No comparative statement has been provided as the Trust did not have operations as of September 30, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares XRP ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”). On December 16, 2024, the Trust changed its name from 21Shares Core XRP Trust to 21Shares XRP Trust. On August 22, 2025, the Trust changed its name from 21Shares XRP Trust to 21Shares XRP ETF. The Trust operates pursuant to a Third Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc. In November 2025, 21co Holdings Limited, Jura Pentium Inc.’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent of Jura Pentium Inc. and the Sponsor. Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s XRP on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of XRP tokens (“XRP”).

Ripple Markets Inc., a corporation incorporated and existing under the laws of Delaware (the “Purchaser”) entered into a subscription agreement to purchase from the Trust, shares of beneficial interest (the “Shares”), representing fractional undivided beneficial interests in the net assets of the Trust, for an aggregate purchase price of 100,000,000 units of XRP.

The Trust is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TOXR”.

The Trust’s investment objective is to seek to track the performance of XRP as measured by the performance of the CME CF XRP-Dollar Reference Rate -- New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust will hold XRP at its Custodians and will value its Shares daily based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The statement of assets and liabilities on September 30, 2025, has been prepared on behalf of the Trust and is unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2025, have been made.

The fiscal year-end of the Trust is December 31.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes.

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does exceed U.S. federally insured limits.

Investment Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the XRP principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 — Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of XRP based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the Trust’s principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”), or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2.

The following table presents information about the Trust’s assets measured at fair value as of September 30, 2025 (Unaudited) and December 31, 2024:

September 30, 2025 (Unaudited)
	Level 1	Level 2	Level 3	Total
Assets (at fair value)
Investment in XRP	$280,028,593	$-	$-	$280,028,593

December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (at fair value)
Investment in XRP	$209,510,000	$-	$-	$209,510,000

The cost basis of the investment in XRP recorded by the Trust for financial reporting purposes is the fair value of XRP at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of XRP for Share creations and the delivery of XRP for Share redemptions or for payment of expenses in XRP. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor’s fee in XRP.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the XRP and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells XRP (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the XRP held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor fee, is included in the accompanying Statements of Operations.

3.	Fair Value of XRP

The following represents the changes in quantity of XRP and the respective fair value for the three and nine months ended September 30, 2025 (Unaudited):

	Quantity
	of XRP	Fair Value

Beginning balance as of January 1, 2025	100,000,000	$209,510,000
XRP sold	(1,880,000)	(4,825,873)
Net realized gain on investment in XRP sold to pay sponsor fee	-	677,164
Net change in unrealized appreciation (depreciation) on investment in XRP	-	74,667,302
Ending balance as of September 30, 2025	98,120,000	$280,028,593

	Quantity
	of XRP	Fair Value

Beginning balance as of July 1, 2025	98,770,000	$225,359,558
XRP sold	(650,000)	(1,968,242)
Net realized gain on investment in XRP sold to pay sponsor fee	-	533,848
Net change in unrealized appreciation on investment in XRP	-	56,103,429
Ending balance as of September 30, 2025	98,120,000	$280,028,593

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 2.5% of the Trust’s XRP holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor fee accrues daily and is payable in XRP weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying an annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee.

Operating expenses assumed by the Sponsor include (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable, and on the Sponsor’s website.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the initial listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in Creation Baskets consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in XRP transactions for converting cash into XRP (in association with purchase orders) and XRP into cash (in association with redemption orders). The Trust conducts its XRP purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “XRP Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such XRP Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties such as through its Coinbase Prime service pursuant to the Prime Broker Agreement. A XRP Trading Counterparty may be an affiliate of an Authorized Participant.

Authorized Participants may deliver cash or XRP to create Shares and may (either directly, or through their designated agents) receive cash or XRP when redeeming Shares.

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2025	2025
	(Unaudited)	(Unaudited)
Activity in capital transactions issued and redeemed
Shares issued	-	-
Shares redeemed	-	-
Net change in capital transactions issued and redeemed	-	-

For a period ending two (2) years (the “Lock-up Period”), the Purchaser has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Shares it holds, nor will the Purchaser seek to have the Trust or the Sponsor redeem the Shares during the Lock-up Period. Irrespective of whether such two (2) year lock up period has elapsed or not, once the Trust is first listed on a national securities exchange, the shares shall remain locked-up for a further period of six (6) months from the date of listing. Following expiration of the Lock-up Period, the Purchaser may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

XRP purchased payable represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled. Generally, XRP is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of XRP in purchased payables.

XRP sold receivable represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled. Generally, XRP is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of XRP in sold receivables.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

At September 30, 2025, the Sponsor did not own any Shares of the Trust.

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

8.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with XRP and digital assets. By concentrating its investment strategy solely in XRP, any losses suffered as a result of a decrease in the value of XRP can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

9.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

10.	Financial Highlights

Financial highlights for the three and nine months ended September 30, 2025 (Unaudited) are as follows:

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2025	2025
	(Unaudited)	(Unaudited)
Per Share operating performance
Net asset value per Share, beginning of period	$22.52	$20.94
Net investment income (loss)(1)	(0.18)	(0.48)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP(2)	5.65	7.53
Net change in net assets from operations	5.47	7.05

Net asset value per Share, end of period	$27.99	$27.99

Total return, at net asset value(3)	24.30%	33.70%

Ratios to average net assets(4):
Expenses	2.52%	2.50%

Net investment income (loss)	(2.52)%	(2.50)%

(1)	Calculated using average Shares outstanding.

(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.

(3)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s return and ratios may vary from the above total returns and ratios based on the timing of capital contributions to and withdrawals from the Trust.

(4)	Annualized.

Per share operating performance and total return are calculated for each permanent, non-managing class or series of Shares.

11.	Subsequent Events

In November 2025, 21co Holdings Limited, Jura Pentium Inc.’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent of Jura Pentium Inc. and the Sponsor.

On December 10, 2025, the Sponsor, purchased 20,000 Shares. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $406,600.

On December 11, 2025, the Trust changed its fund administration service provider to The Bank of New York Mellon Corporation (BNY).

Subsequent events have been evaluated through January 26, 2026, the date that the Trust’s financial statements were issued and has determined that there are no other material events that would require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 3, 2024, pursuant to the DSTA. The Trust operates pursuant to the Third Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is FalconX Holdings Limited. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TOXR”.

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP at Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Trust.

As of September 30, 2025, the Constituent Exchanges included in the Pricing Benchmark that is utilized by the Trust are Coinbase, Kraken, LMAX Digital, Bitstamp and Crypto.com. Coinbase operates as a remote-first company and has no physical headquarters, and is registered as a money services business with FinCEN, and holds licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states. Kraken’s headquarters are located in San Francisco, California, and is registered as a money services business with FinCEN and holds licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states. LMAX Digital is a Gibraltar based exchange regulated by the GFSC as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a FCA regulated Multilateral Trading Facility and Broker-Dealer. Bitstamp is a U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. Crypto.com is a Singapore-based trading platform with a Digital Token License from the Monetary Authority of Singapore. Crypto.com is also registered as a Money Services Business with FinCEN.

The Trust issues Shares only in blocks of 10,000 Shares (a “Basket”) or multiples thereof. Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TOXR”. The Trust issues Shares in Baskets on a continuous basis at the applicable net asset value (“NAV”) per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 2.5% of the Trust’s XRP holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor fee accrues daily and is payable in XRP weekly in arrears. The administrator for the Trust (the “Administrator”) calculates the Sponsor fee on a daily basis by applying an annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Benchmark Provider. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee.

The Trust incurred Sponsor fees for the nine-month period ended September 30, 2025 and for the three months ended September 30, 2025 of $4,753,883 and $1,829,200, respectively.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Computation of Net Asset Value

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Benchmark Provider price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the XRP held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the NAV of the XRP market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date (the “Principal Market NAV”) and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of XRP is determined using the fair value of XRP based on the price in the XRP market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Benchmark Provider.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for XRP in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that XRP is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The Trust utilizes an exchange traded price from the Trust’s principal market for XRP as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Results of Operations

As of September 30, 2025, the Trust had a net closing balance of 98,120,000 XRP with a value of $280,028,593, based on the Index price of $2.8539 on September 30, 2025 based on the price of XRP in the principal market.

For the Three Months ended on September 30, 2025

The Trust’s NAV increased from $225,184,821 on June 30, 2025 to $279,895,631 on September 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of XRP of 25.08% (from $2.2816 per XRP on June 30, 2025 to $2.8539 per XRP on September 30, 2025).

The Trust’s net increase in net assets resulting from operations for the three months ended September 30, 2025 was $54,710,810. This was the result of a change in unrealized appreciation on investment in XRP of $56,103,429, a net realized gain of $533,848 on the sale of XRP for purposes of distributing to the Sponsor as the Sponsor’s fee, and net change in unrealized loss on Sponsor fee payable of $97,267. The Trust’s expenses for the three-month period were $1,829,200, relating to the Sponsor’s fees.

For the Nine Months ended on September 30, 2025

The Trust’s NAV increased from $209,352,190 on December 31, 2024 to $279,895,631 on September 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of XRP of 36.22% (from $2.0951 per XRP on December 31, 2024 to $2.8539 per XRP on September 30, 2025).

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $70,543,441. This was the result of a change in unrealized appreciation on investment in XRP of $74,667,302, a net realized gain of $677,164 on the sale of XRP for purposes of distributing to the Sponsor as the Sponsor’s fee, and net change in unrealized loss on Sponsor fee payable of $47,142. The Trust expenses for the nine-month period were $4,753,883, relating to the Sponsor’s fees.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is expected to be the fee paid to the Sponsor at an annual rate of 0.30% of the Trust’s total XRP holdings. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, transfer agent and the trustee, fees payable to the marketing agent for services it provides to the Trust, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell XRP on an as-needed basis to pay the Sponsor’s fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-282942) declared effective on December 10, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in our Prospectus are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

21Shares XRP ETF Shares are listed on the Cboe BZX Exchange under the symbol “TOXR” and have been listed since December 11, 2025.

Holders

As of January 26, 2026, the Trust had 1 holder of record, Cede & Co. as nominee of The Depository Trust Company.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On December 10, 2025, the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $406,600.

Proceeds received by the Trust from the issuance of Baskets consist of XRP. Such deposits are held by the Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Trust Agreement (incorporated by reference to Amendment No. 5, filed on December 8, 2025, to the Company’s Registration Statement on Form S-1, filed on November 1, 2024).
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares XRP ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: January 26, 2026