Form 10-K
period 2025-12-31
21Shares XRP ETF
filed 2026-03-31
CIK 2028835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-42966

21Shares XRP ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-6479139
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interests of 21Shares XRP ETF	TOXR	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s shares began trading on the Cboe BZX Exchange, Inc. on December 11, 2025.

The registrant had 10,850,000 outstanding shares as of March 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares XRP ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (the “SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year during which the Trust has a total of $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K), (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the CME CF XRP—Dollar Reference Rate — New York Variant (XRPUSD_NY) (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”). The Pricing Benchmark is designed to track the performance of XRP in U.S. dollars. The Shares of the Trust are valued daily based on the Pricing Benchmark.

In seeking to achieve its investment objective, the Trust holds XRP. The Sponsor is the sponsor of the Trust and CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator, Transfer Agent, and the Cash Custodian. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo Bank & Trust Company, N.A. (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase Custodian and BitGo, as the context may require, the “XRP Custodians” and each an “XRP Custodian”), are the XRP Custodians for the Trust and hold all the Trust’s XRP on the Trust’s behalf.

The Trust does not purchase or sell XRP other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc., (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

organization

The Trust is a Delaware statutory trust, formed on June 3, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

The Shares are issued and redeemed by the Trust in blocks of 10,000 Shares (each a “Basket” or “Creation Basket”). The number of outstanding Shares is expected to increase and decrease from time to time because of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash equivalent to the amount of XRP represented by the net asset value (“NAV”) of the Baskets being created or redeemed. The total amount of XRP required for the creation of Baskets is based on the combined net assets represented by the number of Baskets being created or redeemed.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot XRP market or other digital assets. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The Trust has no fixed termination date.

The fiscal year end of the Trust is December 31.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. All Shares are transferable, fully paid and non-assessable. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. The assets of the Trust consist primarily of XRP held by the XRP Custodians on behalf of the Trust. Creation Baskets are redeemed by the Trust in exchange for an amount of XRP or cash equal to the amount of XRP represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Trust. The XRP held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of XRP by the Trust is a taxable event to its shareholders (the “Shareholders”).

Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s XRP not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s XRP upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust will hold XRP and will value its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

Principal Market and Fair Value Determination of XRP

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the XRP held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of XRP is determined using the fair value of XRP based on the price in the XRP market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

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

The cost basis of the investment in XRP recorded by the Trust for financial reporting purposes is the fair value of XRP at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee accrues daily and is payable in XRP weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.30% annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the Marketing Agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the XRP Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the XRP Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of not in excess of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this XRP at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for XRP, the rate at which the Sponsor converts XRP to cash may differ from the rate at which the Sponsor Fee was initially paid in XRP.

The XRP Custodians assume the transfer fees associated with the transfer of XRP to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor. The Trust is not responsible for any fees and expenses incurred by the Sponsor to convert XRP received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates will direct the XRP Custodians to transfer XRP from the Trust’s Cold Vault Balance as needed to pay the Sponsor Fee and Additional Trust Expenses, if any. The Sponsor or its delegates will endeavor to transfer the smallest amount of XRP needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s XRP be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the XRP Custodians to arrange for the sale of the Trust’s XRP to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker or another third-party digital asset trading platform to exchange the Trust’s XRP for U.S. dollars in such a situation.

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (a “Basket”) or multiples thereof on the NAV of the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, an “XRP Counterparty”), to (i) purchase the amount of XRP equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting XRP amount in the Trust’s accounts with the XRP Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers or arranges for the delivery by the Authorized Participant’s designee of, XRP to the Trust’s accounts with an XRP Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct an XRP Custodian to transfer XRP to an XRP Counterparty, who will sell the XRP to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through an XRP Custodian, will deliver XRP to the Authorized Participant or its designee in exchange for Shares.

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the XRP Custodians, or the Pricing Benchmark Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the crypto space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG (collectively with its affiliates, the “21Shares Group”), an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. The Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. As of December 31, 2025, the 21Shares Group oversees approximately $7.56 billion in assets under management and 67 digital asset-related exchange-traded products across various jurisdictions. Additionally, since November 2025, the Sponsor serves as sub-adviser to 4 investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

the trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith, or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust are not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons will survive the termination of the Trust Agreement.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the XRP Custodians

The Coinbase Custodian, BitGo and Anchorage are the XRP Custodians for the Trust and hold all of the Trust’s XRP on the Trust’s behalf.

The XRP Custodians keep custody of all the Trust’s XRP, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The XRP Custodians keep a substantial portion of the private keys associated with the Trust’s XRP in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s XRP is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the XRP Custodians will generally keep a substantial portion of the Trust’s XRP in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s XRP will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell XRP including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s XRP held in the Cold Vault Balance by the XRP Custodians are held in segregated wallets and therefore are not commingled with the XRP Custodians’ assets or the assets of each such XRP Custodian’s other customers.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The XRP Custodians may receive deposits of XRP but may not send XRP without use of the corresponding private keys. To send XRP when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the XRP Custodians can upload the fully signed transaction to an online network and transfer the XRP. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the XRP Custodians are involved in private key management operations, and the XRP Custodians have each represented that no single individual has access to full private keys.

The XRP Custodians’ internal audit team performs periodic internal audits over custody operations, and the XRP Custodians have represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the XRP Custodians by an external provider.

The XRP Custodians maintain a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the XRP Custodians is shared among all the XRP Custodians’ customers, is not specific to the Trust or to customers holding XRP with the XRP Custodians and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

XRP held in the Trust’s account with the XRP Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets nor will the Trust’s assets serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreements provide that the XRP Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the XRP Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreement provides that, other than as set forth therein, and provided that the XRP Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the XRP Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the XRP network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreements further provide that, unless specifically communicated by the relevant XRP Custodian and its affiliates through a written public statement on their website, such XRP Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with XRP.

Under the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency, and Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by this Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Under the Custodial Services Agreements, the XRP Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the services relating to custody, trade execution, lending or post-trade credit (if applicable), and other services (collectively, the “Prime Broker Services”) in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported XRP on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s XRP or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo, in its capacity as an XRP Custodian (the “BitGo Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for Anchorage’s, in its capacity as an XRP Custodian (the “Anchorage Custodian”) bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

The XRP Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the XRP Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, willful misconduct, breach of the BitGo Custody Agreement in the case of the BitGo Custodian, the XRP Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

The XRP Custodians may terminate the Custodial Services Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the applicable Custodial Services Agreement), including, among others, if the Trust materially breaches the Prime Broker Agreement and such breach remains uncured, in the case of the Coinbase Custodian, or undergoes a bankruptcy event, as applicable.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash or cash equivalents. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash and cash equivalents are held at its account at the Cash Custodian, pursuant to the Cash Custody Agreement.

The Sponsor may, in its sole discretion, add or terminate Custodians at any time. The Sponsor may, in its sole discretion, change the Custodians for the Trust’s XRP holdings, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such XRP Custodians. Should the Sponsor choose to add or terminate an XRP Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, and, in any case within four business days of such termination or addition.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Trust’s XRP holdings and cash holdings from time to time may be held with the Prime Broker, an affiliate of one of the XRP Custodians, in the Trading Balance, in connection with the creation and redemption of Shares via cash transactions or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee. The amount of XRP that may be held in the Trading Balance is limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Trust, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such prime brokers.

These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s XRP held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell XRP on behalf of clients (each such venue, a “Connected Trading Venue”). The Prime Broker is not required to hold any of the XRP in the Trust’s Trading Balance in cold storage or to hold any such XRP in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the XRP credited to the Trust’s Trading Balance. Within the Trust’s Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular XRP (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Broker’s XRP (and cash) held on behalf of the Prime Broker’s customers.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of XRP that the Prime Broker holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the XRP in the Trust’s Trading Balance in cold storage or to hold any such XRP in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the XRP credited to the Trust’s Trading Balance.

To the extent the Trust sells XRP through the Prime Broker, the Trust’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”). The Prime Broker has represented to the Trust that it is unable to name the NBMMs due to confidentiality restrictions.

Pursuant to the Prime Broker Agreement, the Trust may engage in purchases or sales of XRP by placing orders with the Prime Broker. The Prime Broker will route orders placed by the Sponsor through the Prime Broker’s execution platform (the “Trading Platform”) to a Connected Trading Venue where the order will be executed. Each order placed by the Sponsor will be sent, processed and settled at each Connected Trading Venue to which it is routed. The Prime Broker Agreement provides that the Prime Broker is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Broker’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Broker or with Coinbase acting as principal; (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Broker; (iii) the Prime Broker does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge; and (iv) the Prime Broker may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Broker may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Subject to the foregoing, and to certain policies and procedures that the Prime Broker Agreement requires the Prime Broker to have in place to mitigate conflicts of interest when executing the Trust’s orders, the Prime Broker Agreement provides that the Prime Broker shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders.

Once the Sponsor, on behalf of the Trust, places an order to purchase or sell XRP on the Trading Platform in connection with the creation or redemption of Shares via a cash transaction, the associated XRP or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Trust’s Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Broker shall establish an account in the Prime Broker’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Broker, have a direct legal relationship, or account with, any Connected Trading Venue.

The Prime Broker may terminate the Prime Broker Agreement in its entirety for any reason and without Cause (as defined below) by providing at least ninety (90) days’ prior written notice to the Trust. The Trust may terminate the Prime Broker Agreement in its entirety for any reason and without Cause by providing at least 30 (thirty) days’ prior written notice to the Prime Broker; provided, however, the Trust’s termination of the Prime Broker Agreement shall not be effective until the Trust has fully satisfied its obligations the Prime Broker Agreement.

The Prime Broker and the XRP Custodians may, in their sole discretion, suspend, restrict or terminate the Trust’s prime broker services, including by suspending, restricting or closing any account of the Trust covered under the Prime Broker Agreement for Cause, at any time and with prior notice to the Trust.

the cash Custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Custody Agreement. The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the XRP required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making.

The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust. In the opinion of Dechert LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification).

The opinion of Dechert LLP is based on various assumptions and representations relating to the Trust’s organization, operation, assets, activities, and income, including that all such assumptions representations on which the opinion is based and all other factual information set forth in the relevant documents, records, and instruments are true and correct, that all actions described in this offering are completed in a timely fashion and that the Trust will at all times operate in accordance with the method of operation described in the Trust’s organizational documents and this offering.

The opinion of Dechert LLP is not binding on the Internal Revenue Service (the “IRS”) or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions herein and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Associated with XRP and the XRP Ledger

●	The value of the Shares relates directly to the value of XRP, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	XRP is a relatively new technological innovation with a limited operating history.

●	The Trust will not directly or indirectly participate in any staking program, and accordingly investors will not receive any staking rewards or other income.

●	The fixed supply of XRP may negatively impact the operation of the XRP Ledger.

●	The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.

●	A determination that XRP or any other digital asset is a “security” may adversely affect the price of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

●	The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	Spot markets on which XRP trades are relatively new and largely unregulated.

●	The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●	If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●	Authorized Participants may act in the same or similar capacity for other competing products.

●	Spot markets may be exposed to security breaches, fraud and market manipulation, wash trading and front-running.

Risks Associated with Investing in the Trust

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of XRP.

●	The NAV or Principal Market NAV may not always correspond to the market price of XRP and, as a result, Creation Baskets may be created or redeemed at a value that is different from the market price of the Shares.

●	The inability of Authorized Participants and market makers to hedge their XRP exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	The Trust is subject to risks due to its concentration of investments in a single asset.

●	Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV or the Principal Market NAV and its market price.

●	The amount of XRP represented by the Shares is expected to decline over time.

●	The Administrator is solely responsible for determining the value of the XRP holdings and XRP holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

Risks Associated with the Regulatory Environment of XRP

●	Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust, and XRP’s status as being offered and sold as a “security” under U.S. federal securities laws remains unsettled.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act, as amended (the “CEA”).

●	Future legal or regulatory developments may negatively affect the value of XRP or require the Trust or the Sponsor to become registered with the SEC or Commodity Futures Trading Commission (“CFTC”), which may cause the Trust to incur unforeseen expenses or liquidate.

●	If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses.

Risks Associated with the Tax Treatment of the Trust and XRP

●	The ongoing activities of the Trust may generate tax liabilities for Shareholders.

●	The tax treatment of XRP and transactions involving XRP for state and local tax purposes is not settled.

●	A hard “fork” of the XRP Ledger could result in Shareholders incurring a tax liability.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the XRP spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

●	The Sponsor is leanly staffed and relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risks Associated with XRP and the XRP Ledger

The value of the Shares relates directly to the price of XRP, which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the XRP held by the Trust and fluctuations in the price of XRP could adversely affect the value of the Shares. The market price of XRP may be highly volatile, and subject to a number of factors, including:

●	an increase in the XRP supply that is publicly available for trading;

●	manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may not be complying with existing regulations;

●	the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger;

●	forks in the XRP Ledger;

●	falling demand for XRP, or demand that does not keep pace with the gradual unlocking of XRP;

●	delays or flaws in the execution of the XRP Ledger expansion or adoption plans for XRP;

●	failure of one or more XRP strategic partnerships with one or more institutional players;

●	the failure of, or the perception of risk or negative publicity around one or more of the protocols based on the XRP Ledger or that make use of XRP;

●	investors’ expectations with respect to interest rates and rates of inflation experienced by fiat currencies or digital assets (including, in particular, XRP);

●	consumer preferences and perceptions of XRP specifically and digital assets generally fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset trading platforms and any increase or decrease in trading volume on digital asset trading platforms;

●	investment and trading activities of large investors that invest directly or indirectly in XRP;

●	a “short squeeze” resulting from speculation on the price of XRP, if aggregate short exposure exceeds the number of Shares available for purchase;;

●	a final determination that XRP is offered or sold as a security or changes in XRP’s status under the federal securities laws;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of XRP as a form of payment or the purchase of XRP on digital asset trading platforms;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing an XRP transaction and the speed at which transactions are settled on the XRP Ledger;

●	interruptions in service from or closures or failures of major digital asset trading platforms;

●	decreased confidence in digital asset trading platforms due to the unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;

●	smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks;

●	increased competition from other digital assets or other forms of blockchain-based services; and

●	the Trust’s own acquisitions or dispositions of XRP, since there is no limit on the number of XRP that the Trust may acquire.

In addition, there is no assurance that XRP will maintain its value in the long or intermediate term. In the event that the price of XRP declines, the Sponsor expects the value of the Shares to decline proportionately. The value of XRP as represented by the Pricing Benchmark or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of XRP has resulted, and may continue to result, in speculation regarding future appreciation in the price of XRP, inflating and making the price of XRP more volatile. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Shares.

XRP is a relatively new technological innovation with a limited operating history.

XRP has a relatively limited history of existence and operations. There is a limited established performance record for the price of XRP and, in turn, a limited basis for evaluating an investment in XRP. Although past performance is not necessarily indicative of future results, if XRP had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

The Trust will not directly or indirectly participate in any staking program, and accordingly investors will not receive any staking rewards or other income.

The XRP Ledger does not use proof-of-stake validation. Accordingly, neither the Trust, nor the Sponsor, nor the XRP Custodians, nor any other person associated with the Trust will, directly or indirectly, engage in action where any portion of the Trust’s XRP becomes subject to proof-of-stake validation or is used to earn additional XRP or generate rewards or other income. Accordingly, the Trust may underperform other pooled investment vehicles that may participate in staking. Investors who seek to participate in staking rewards should consider other investment options.

The fixed supply of XRP may negatively impact the operation of the XRP Ledger.

Unlike other digital assets such as bitcoin or ether, XRP is not and was not mined gradually over time. Instead, all 100 billion XRP tokens were created at the time of the XRP Ledger’s launch in 2012. This means that every XRP token that exists today, or will ever exist, was generated from the outset of the XRP Ledger. As a result, there is no ability for the supply of XRP to be adjusted in response to economic conditions. For instance, there is no ability for the supply of XRP to be increased to meet rising demand, which could lead to price volatility. In addition, unlike blockchains that utilize “proof-of-work” or “proof-of-stake” where validators or stakers are rewarded with newly minted coins or tokens, XRP validators are not incentivized by block rewards since there is no new issuance of XRP.

Additionally, the fixed supply of XRP, combined with the burning of XRP (permanently destroyed) as transaction fees, could create deflationary pressure over time. A small amount of XRP is burned with every transaction to prevent spam on the network. While the amount of XRP burned per transaction is minuscule, over time, the total supply of XRP will slowly decrease. This could lead to a deflationary environment where the decreasing supply drives up the price of XRP, making it less practical as a medium of exchange. Additionally, as the total supply of XRP slowly shrinks due to burning, liquidity could become an issue in the distant future, potentially making it harder for businesses and users to access sufficient XRP for their transactions or for the Trust to operate.

The fixed supply of XRP could also contribute to price volatility, especially if demand fluctuates significantly. Since the supply of XRP is fixed, any significant surge in demand can result in large price spikes. For example, during periods of high market activity or speculation, the price of XRP could rapidly increase due to the inability to expand supply to match demand. This volatility could make XRP less predictable for businesses that rely on it for payments. Digital assets with a flexible supply, such as stablecoins, can adjust to maintain a stable value. XRP, however, could experience price swings that make it less attractive for everyday transactions or long-term financial planning.

The fixed supply of XRP may also not scale well with rapidly expanding use cases. As more businesses, financial institutions, and payment providers adopt XRP for cross-border transactions and other use cases, there is a risk that the fixed supply may not meet the growing demand, leading to supply shortages and further price volatility. In the case of massive adoption, the scarcity of XRP could raise its value too much, making it less appealing for day-to-day transactions or use as a liquidity bridge in cross-border payments, as businesses might prefer a more stable and widely available currency.

The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.

The largest XRP wallets are believed to hold, in aggregate, a significant percentage of the XRP in circulation. Ripple Labs holds a large portion of the XRP supply, which has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs still retains control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. Likewise large sales or distributions by other holders of a significant portion of the XRP supply could have an adverse effect on the market price of XRP. Media reports in August 2025 estimate that XRP co-founder Chris Larsen holds at least 2.5 billion XRP tokens and sales previously attributed to Mr. Larsen have resulted in heighted volatility in the market price and trading volume of XRP. For instance, sales believed to be attributable to Mr. Larsen in August 2025 resulted in the market price of XRP dropping 14% intraday. The concentration of XRP in the hands of Ripple Labs and early stakeholders, such as XRP co-founder Chris Larsen, could affect the market’s confidence in XRP as a digital asset.

A determination that XRP or any other digital asset is offered or sold as a “security” may adversely affect the price of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including XRP, may be considered to be offered and sold as a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is offered and sold as a “security” are complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC does not currently consider bitcoin to be offered or sold as a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not offered and sold as securities.

On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities, although at least one or more of these actions has since been withdrawn or dismissed following a joint stipulation between the SEC and the entities allegedly operating an exchange. SEC and other government or regulatory enforcement actions have led, and may in the future lead, to further volatility in digital asset prices.

Whether a digital asset is offered or sold as a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the 1940 Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is offered or sold as a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as being offered or sold as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

If the Sponsor determines that XRP is offered or sold as a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that XRP is offered or sold as a security, the Sponsor does not intend to permit the Trust to continue holding XRP in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the 1940 Act).

Any enforcement action by the SEC or a state securities regulator asserting that XRP is offered or sold as a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of XRP, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be offered and sold as a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is offered and sold as a security by the SEC or another regulatory authority may have similar effects.

In December 2020, the SEC filed a complaint against Ripple Labs (the “Ripple Complaint”) and two of its executives (the “Ripple Defendants”), in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) alleging that the Ripple Defendants had conducted unregistered securities offerings by selling XRP in contravention of Section 5 of the Securities Act. Under Section 5 of the Securities Act, it is unlawful for any person, directly or indirectly to offer to sell, offer to buy or purchase or sell a “security” unless a registration statement is in effect or has been filed with the SEC as to the offer and sale of such security to the public. The Ripple Defendants did not dispute that they had offered to sell and sold XRP through interstate commerce and that they had not filed a registration statement with the SEC for any offer or sale of XRP. Accordingly, the question before the S.D.N.Y. was whether the Ripple Defendants offered to sell or sold XRP as a security.

In the years prior to the filing of the Ripple Complaint, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the Ripple Complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Likewise, in the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets, including bitcoin, ether and XRP, declined significantly and may continue to decline as these cases advance through the federal court system.

On July 13, 2023, the S.D.N.Y. issued several key rulings in the case. Most notably, the court did not find that XRP was inherently a security. The court distinguished between the XRP token itself and the manner in which it was sold. The court found that the direct sale of XRP by the Ripple Defendants to certain sophisticated individuals and entities pursuant to written contracts did constitute the unregistered offer and sale of securities in violation of Section 5 of the Securities Act. However, the court also found that the programmatic sale of XRP by the Ripple Defendants over digital asset trading platforms did not constitute an unregistered sale of securities. Similarly, the court found that the XRP that Ripple Defendants granted to Ripple Labs employees as compensation or to third-party companies to incentivize the development of new applications for XRP and the XRP Ledger also did not constitute an unregistered sale of securities.

In July 2023, another judge in the S.D.N.Y., in litigation between the SEC and the issuer of the TerraUSD and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision, as did a judge in the Northern District of California in the SEC’s case against Payward, Inc., while a judge in the District of Columbia sided with the XRP decision in the SEC’s case against Binance. In future litigation, other courts might disagree with the assessment that XRP is not a security. The seemingly inconsistent views of different district court judges, underscore the continuing uncertainty around which digital assets are securities, and demonstrate that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual use in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

The S.D.N.Y. entered a final judgment in the case on August 7, 2024, imposing a $125,035,150 civil penalty against Ripple and an injunction prohibiting Ripple from violating the registration provisions of the Securities Act. Both the SEC and Ripple appealed the ruling. However, on August 7, 2025, the SEC, Ripple and other defendants filed a Joint Stipulation of Dismissal that dismisses the SEC’s appeal and Ripple’s cross-appeal pending in the Second Circuit, and resolves the Commission’s civil enforcement action against the defendants. Following the dismissal of the cross-appeals, that final judgment will remain in effect.

If XRP is found by a court or other regulatory body to be offered or sold as a security, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the Securities Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court of regulatory body will agree with the Trust’s assessment that XRP is not offered or sold as a security.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. If the SEC or a federal court were to determine that XRP is offered or sold as a security, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that XRP is offered or sold as a security, the Trust itself may be terminated and, if practical, its assets liquidated.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for digital assets. Following the task force announcement, on January 23, 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. It is currently unknown how the actions or recommendations of the task force and this executive order or future governmental actions may impact the status of XRP or any other digital asset as being offered and sold as a “security” or how XRP or the Trust would be treated under any new or revised regulatory framework.

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Several factors may affect the price of XRP, including, but not limited to, supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of XRP or the use of XRP as a form of payment. The issuance of XRP is determined by a computer code, not by a central bank, and prices can be extremely volatile. For instance, there were steep increases in the value of certain digital assets, including XRP, over the past several years, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns in digital asset trading prices, including for XRP. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout XRP’s history, including in 2021, before repeating again in 2022. Over the course of 2025, XRP prices continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”) one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including XRP, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has been significant, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

Further, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of XRP and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Treasury Department that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Treasury Department that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic digital asset reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to XRP or other digital assets may negatively and significantly impact the price of XRP and the Trust’s Shares.

Extreme volatility in the future, including further declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of XRP.

Spot markets on which XRP trades are relatively new and largely unregulated.

Digital asset markets, including spot markets for XRP, are growing rapidly. The spot markets through which XRP and other digital assets trade are new and, in some cases, may be subject to but not comply with their relevant jurisdiction’s regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of XRP for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring XRP from a personal account to a third party’s account.

Digital asset exchanges do not appear to be subject to, and may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as XRP on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No XRP exchange is immune from these risks. While the Trust itself does not buy or sell XRP on XRP spot markets, the closure or temporary shutdown of XRP exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the XRP network and can slow down the mass adoption of XRP. Further, spot market failures or that of any other major component of the overall XRP ecosystem can have an adverse effect on XRP markets and the price of XRP and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the XRP spot markets, manipulation of XRP spot markets by customers and/or the closure or temporary shutdown of such exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in XRP generally and result in greater volatility in the market price of XRP and the Shares of the Trust. Furthermore, the closure or temporary shutdown of an XRP spot market may impact the Trust’s ability to determine the value of its XRP holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

Authorized Participants may act in the same or similar capacity for other competing products.

Authorized Participants play a critical role in supporting the U.S. spot XRP exchange-traded product ecosystem. Currently, the number of potential Authorized Participants willing and capable of serving as Authorized Participants to the Trust or other competing products is limited. Authorized Participants may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot XRP market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same Authorized Participants to support the trading activity of the Trust and liquidity in the Trust’s Shares.

To the extent Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting. To the extent that exchange-traded products offering exposure to the spot XRP market or other digital assets utilize substantially the same Authorized Participants, this industry concentration may have the effect of magnifying the risks associated with the Authorized Participants, as operational disruptions or adverse developments impacting the Authorized Participants may be felt on an industry-wide basis, which, in turn, may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same Authorized Participants and, more generally, exchange-traded products offering exposure to the spot XRP market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot XRP market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

Spot markets may be exposed to security breaches.

The nature of the assets held at XRP spot markets makes them appealing targets for hackers and a number of XRP spot markets have been victims of cybercrimes. Over the past several years, some digital asset exchanges have been closed due to security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware.

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

Spot markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of a digital asset network and trading platforms; (4) malicious control of digital asset networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million worth of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in XRP, may adversely impact pricing trends in XRP markets broadly, as well as an investment in Shares of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which XRP trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of XRP and/or negatively affect the market perception of XRP.

To the extent that wash trading either occurs or appears to occur in spot markets on which XRP trades, investors may develop negative perceptions about XRP and the digital assets industry more broadly, which could adversely impact the price XRP and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Spot markets may be exposed to front-running.

Spot markets on which XRP trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

The market value of XRP is subject to momentum pricing.

The market value of XRP is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of XRP and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of XRP, and, in turn, an investment in the Trust.

The value of an XRP as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of XRP has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of XRP, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of XRP will fall to a fraction of its current value, or even to zero. XRP has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of XRP could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of XRP and the XRP network. However, a lack of expansion in usage of XRP and the XRP network could adversely affect an investment in Shares.

The further development and acceptance of the XRP network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the XRP network faces significant obstacles to increasing the usage of XRP without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the XRP network and associated smart contracts. This may adversely affect the price of XRP and therefore an investment in the Shares. The further adoption of XRP will require growth in its usage and in the XRP network. Adoption of XRP will also require an accommodating regulatory environment.

The use of digital assets such as XRP to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. XRP is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of XRP in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, XRP may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that XRP transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that XRP does not otherwise become a store of asset value or meet the needs of another commercial use.

Today, there is limited use of XRP in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting XRP and the XRP network as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make XRP less attractive to merchants and commercial parties as a means of payment. A lack of expansion by XRP into retail and commercial markets or a contraction of such use may result in a reduction in the price of XRP, which could adversely affect an investment in the Trust.

In addition, there is no assurance that XRP will maintain its value over the long-term. The value of XRP is subject to risks related to its usage. Even if growth in XRP adoption occurs in the near or medium-term, there is no assurance that XRP usage will continue to grow over the long-term. A contraction in use of XRP may result in increased volatility or a reduction in the price of XRP, which would adversely impact the value of Shares.

The failure or poor performance of, or perceptions of risk or negative publicity around one or more of the protocols based on the XRP Ledger or that make use of XRP may adversely affect demand for XRP, the price of XRP, or the price of the Shares.

Several decentralized protocols or decentralized applications operate on the XRP Ledger or use XRP. These may include decentralized exchanges, lending or borrowing protocols, or liquid staking protocols, among others. The failure, poor performance of, any errors in the functioning of these protocols, or other negative events associated with these protocols may result in negative publicity and may limit the adoption of XRP, resulting in adverse consequences for the demand for XRP, the Trust and the Shares.

Irrevocable nature of blockchain-recorded transactions.

XRP transactions recorded on the XRP Ledger are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the XRP Ledger’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of XRP or a theft of XRP generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of XRP will regularly be made to or from the Trust’s accounts with the XRP Custodians, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s XRP could be transferred from the Trust’s accounts at the XRP Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in Trust.

The loss or destruction of a private key required to access XRP may be irreversible.

Digital assets, including XRP, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the XRP held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s XRP holdings are stolen, including from or by the XRP Custodians, the Trust could lose some or all of its XRP holdings, which would adversely impact an investment in the Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s XRP would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and XRP Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s XRP for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s XRP.

On September 11, 2024, the Trust entered into a custodial services agreement with Anchorage (the “Anchorage Custody Agreement,” or a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and Coinbase Custodian on December 4, 2024 (the “Coinbase Custody Agreement”), and the agreement with BitGo entered into between the Trust and BitGo on September 19, 2025 (the “BitGo Custody Agreement”), the “Custodial Services Agreements”) with Anchorage (the “Anchorage Custody Agreement”). While the XRP Custodians have advised the Sponsor that they collectively have insurance coverage up to $685 million that covers losses of the digital assets they custody on behalf of their respective clients, including the Trust’s XRP, resulting from theft, Shareholders cannot be assured that the XRP Custodian will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s XRP, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The XRP Custodians’ insurance policies may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the XRP Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the XRP insurance market is limited, and the level of insurance maintained by the XRP Custodians may be substantially lower than the assets of the Trust. While each of the XRP Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that each such XRP Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each of the XRP Custodians is shared among all of such XRP Custodian’s customers, is not specific to the Trust or to customers holding XRP with such XRP Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under the Custodial Services Agreements, the XRP Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the Prime Broker Services in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported XRP on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s XRP or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury Department; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) the Prime Broker’s aggregate liability shall not exceed the aggregate fees paid by the Trust to the Prime Broker in respect of the Prime Broker Services in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew of or should have known of the possibility thereof. In general, with limited exceptions, the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the XRP Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the XRP Custodians or the Prime Broker in the digital asset industry, there is a risk that customers’ assets — including the Trust’s assets — may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the XRP Custodians (in the case of the Cold Vault Balance), and customers — including the Trust — may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties to treat the XRP credited to the Trust’s Cold Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the XRP Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc., (“Coinbase Global”) has stated in public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency.

Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If an XRP Custodian becomes subject to insolvency proceedings and a court were to rule that the custodied XRP were part of the XRP Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such XRP Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets held with such XRP Custodian. Moreover, in the event of the bankruptcy of an XRP Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such XRP Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Trust’s XRP and cash is held in omnibus accounts by the Prime Broker, could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The amount of XRP that may be held in the Trading Balance is limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Prime Broker is not required to hold any of the XRP or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular XRP (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of XRP by the XRP Custodians or the Prime Broker, absent willful misconduct, gross negligence, or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of XRP by the XRP Custodians or the Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of XRP or the provision of instructions relating to the movement of XRP, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the XRP Custodians and Prime Broker. The Prime Broker Agreement and Custodial Services Agreement provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or the Custodial Services Agreements or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s XRP that is not covered by the XRP Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or the Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Broker. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

If any of the Custodial Services Agreements or the Prime Broker Agreement are terminated or the XRP Custodians or the Prime Broker fail to provide services as required, the Trustee may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s XRP, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the XRP Custodians and the Prime Broker to operate. The XRP Custodians perform essential functions in terms of safekeeping the Trust’s XRP in the Cold Vault Balance, and the Prime Broker facilitates the selling of XRP by the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the XRP Custodians or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

In March 2023, the Prime Broker and Coinbase Global (together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. In June 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities did not allege that XRP is offered or sold as a security nor did it allege that Coinbase Inc.’s activities involving XRP caused the alleged registration violations, and the Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of the Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace the Coinbase Custodian as an XRP Custodian, pursuant to the Coinbase Custodial Services Agreement. Similarly, the Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as such term is defined in the Prime Broker Agreement). Transferring maintenance responsibilities of the Trust’s accounts with the XRP Custodians to another custodian would likely be complex and could subject the Trust’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if the Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as an XRP custodian of the Trust’s XRP or as the Trust’s prime broker under the same terms as the current Custodial Service Agreements or Prime Broker Agreement or at all. To the extent that the Trustee is not able to find a suitable party willing to serve as an XRP custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s XRP. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The XRP Custodians and the Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The XRP Custodians and Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot XRP market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for XRP custodial and prime brokerage services.

To the extent that exchange-traded products offering exposure to the spot XRP market or other digital assets utilize substantially the same service providers for XRP custodial and prime brokerage services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide XRP custodial and prime brokerage services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement XRP custodian or prime broker, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the XRP Custodians and Prime Broker, as operational disruptions or adverse developments impacting the XRP Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence or breach of the XRP Custodians or Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for XRP custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot XRP market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot XRP market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Trust.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party exchanges or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold XRP with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Broker has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory, or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s XRP that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Broker Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer XRP, including XRP associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

A disruption of the Internet may affect XRP operations, which may adversely affect the XRP industry and an investment in the Trust.

The functionality of the XRP network relies on the Internet. A significant disruption of Internet connectivity (i.e., affecting large numbers of users or geographic regions) could disrupt the XRP network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. While in certain cases in response to an attack, an additional “hard fork” (discussed below) has been introduced to increase the cost of certain network functions, the relevant network has continued to be the subject of additional attacks. Moreover, it is possible that as XRP increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

The XRP Ledger’s governance structure may negatively affect its ability to grow and respond to challenges.

The XRP Ledger does not have a central authority that unilaterally determines or enforces network-wide decisions. Instead, protocol upgrades and parameter changes are implemented through on-chain proposals. A lack of agreement among XRP holders may affect the XRP Ledger’s adaptability, technical progression or ability to address infrastructure challenges.

Development of the XRP Ledger’s core protocol has been led by Ripple Labs and supported by external contributors through an open-source model. While contributors may propose upgrades or submit governance proposals, adoption of any change depends on community alignment. XRP token holders cannot be compelled to adopt proposed upgrades or maintain compatibility with a given version of the protocol.

This decentralized governance model may complicate efforts to coordinate long-term development or to implement timely responses to emerging risks. If consensus cannot be reached among stakeholders, or if critical protocol upgrades fail to pass or be implemented, the XRP Ledger could experience stagnation or fragmentation. A loss of developer momentum, reduced participation or divergence among validators could impair the usability and competitiveness of the XRP Ledger. In severe cases, unresolved governance disputes could result in a network fork, or a dilution of user and developer engagement.

Potential changes to the XRP network’s protocols and software could, if accepted and authorized by the XRP network community, adversely affect an investment in the Trust.

Development and maintenance of the source code for the XRP Ledger is largely driven by a community of developers and contributors. Ripple Labs is influential, for example, as it employs a team of engineers and developers who contribute significantly to the core codebase of the XRP Ledger. The XRP Ledger Foundation is also influential as it relates to the development and governance of the XRP Ledger. The XRP Ledger Foundation is an independent organization established to support the development and adoption of the XRP Ledger. While Ripple Labs remains a key contributor, the XRP Ledger Foundation aims to ensure that the ledger remains open and decentralized, promoting transparency and inclusivity in its governance and development. Being an open-source project, the XRP Ledger also has contributions from independent developers and other entities interested in its success. These community contributors can propose changes, submit pull requests, and report issues on the XRP Ledger’s GitHub repository.

Any of these parties can propose amendments to the XRP Ledger’s source code that, if accepted by validators and users, could alter the protocols and software of the XRP Ledger and the properties of XRP. These alterations occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new XRP, which could undermine the appeal and market value of XRP. Alternatively, software upgrades and other changes to the protocols of the XRP Ledger could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the XRP Ledger. As a result, the XRP Ledger could be subject to new protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the XRP network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the XRP network protocol. A failure to properly monitor and upgrade the XRP network protocol could damage the XRP network and an investment in the Trust.

The XRP network operates based on an open-source protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to development of the XRP network. As the XRP network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the XRP network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the XRP network and the core developers may lack the resources to adequately address emerging issues with the XRP network protocol. Although the XRP network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the XRP network may seek to obtain control over the XRP network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers.

In addition, a bad actor could also attempt to interfere with the operation of the XRP network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the XRP network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the XRP network and an investment in the Trust may be adversely affected.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the XRP Ledger, a buyer or seller of digital assets on a peer-to-peer basis directly on the XRP Ledger may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for XRP. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the XRP Custodians. Authorized Participants, as broker-dealers, and the XRP Custodians, as limited purpose trust companies subject to New York Banking Law in the case of the Coinbase Custodian, and the National Bank Act of 1864 in the case of the BitGo Custodian and the Anchorage Custodian, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, XRP Counterparties will be contractually obligated that all XRP they deliver to the Trust will be from lawful sources. The Trust will not hold any XRP except those that have been delivered by an XRP Counterparty in connection with creation requests.

The XRP Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the XRP Custodians perform Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the XRP Custodians’ KYT programs, any XRP that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that XRP are not illicit.

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or XRP Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Coinbase Custodian. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

The actual or perceived use of XRP and other digital assets in illicit transactions may adversely affect the XRP industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although XRP transaction details are logged on the blockchain, a buyer or seller of XRP may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

The XRP industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust.

The only digital asset to be held by the Trust is XRP.

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of XRP and arise without any action of the Trust, or of the Sponsor on behalf of the Trust (“Incidental Rights”) and/or virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) by virtue of its ownership of XRP, generally through an airdrop offered to holders of XRP or other similar event. In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Pricing Benchmark under its current methodology.

Pursuant to the Trust Agreement, the Sponsor has the right, in their discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Investors should be aware that investing in Shares of the Trust is not equivalent to investing directly in XRP. An investor does not have a claim to any “forked” assets. Unless otherwise announced, the Sponsor, on behalf of the Trust, will not support the inclusion of any forked assets.

Unless an announcement is made informing investors that a fork will be supported, a newly-forked asset should be considered ineligible for inclusion in the Trust.

Network Forks.

XRP, along with many other digital assets, are open source projects. The infrastructure and ecosystem that powers the XRP network are developed by different parties, including affiliated and non-affiliated engineers, developers, validators, platform developers, evangelists, marketers, exchange operators and other companies based around a service regarding XRP, each of whom may have different motivations, drivers, philosophies and incentives.

As a result, any individual can propose refinements or improvements to the XRP network’s source code through one or more software upgrades that could alter the protocols governing the XRP network and the properties of XRP. When a modification is proposed and a substantial majority of users and validators consent to the modification, the change is implemented and the XRP network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of the XRP Ledger running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect XRP’s viability. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum Classic, the original blockchain, and a new digital asset network as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to XRP and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of XRP, including by negatively affecting digital asset allocations or by failing to capture the full value of the newly-forked XRP if it is excluded from the Pricing Benchmark. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual validator or validating pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued ether exchanges through at least October 2016. An ether exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security.

A hard fork may adversely affect the price of XRP at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the XRP network and should therefore be considered the appropriate network for the Trust’s purposes. there is no guarantee that the Sponsor will choose the network and the associated digital asset that would ultimately end up as the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

A hard fork could change the source code for the XRP network, including the source code which limits the supply of XRP. Although many observers believe this is unlikely at present, there is no guarantee that the current mechanisms limiting the supply of outstanding XRP will not be changed. If a hard fork changing the yearly supply cap is widely adopted, the limit on the supply of XRP could be lifted, which could have an adverse impact on the value of XRP and the value of the Shares.

If XRP were to fork into two digital assets, the Trust may hold, in addition to its existing XRP balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving XRP. The Trust has adopted procedures to address situations involving a fork that results in the issuance of new alternative XRP that the Trust may receive. The holder of XRP has no discretion in a hard fork; it merely has the right to claim the new XRP on a pro rata basis while it continues to hold the same number of XRP.

Airdrops.

XRP may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Airdrops are not included in the Pricing Benchmark under its current methodology. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Pricing Benchmark under its current methodology.

Any name change and any associated rebranding initiative of XRP may not be favorably received by the digital asset community, which could negatively impact the value of XRP and the value of the shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on XRP. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of XRP and the value of the Shares.

XRP is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Users of XRP, and therefore investors in XRP-related investment products such as the Trust, are exposed to an elevated risk of fraud and loss, including, but not limited to, through cyberattacks. XRP can be stolen, and XRP stored in a digital wallet, accessible via private key, can be compromised. While digital wallets do not store or contain the actual XRP, they store public and private keys, which are used as an address for receiving XRP or for spending the XRP, with both forms of transactions recorded on the public immutable ledger, the blockchain. By using the private key, a person is able to spend XRP, effectively sending it away from the account and recording that transaction on the blockchain. If a private key is compromised, XRP associated with that specific public key may be stolen. Unlike traditional banking transactions, once a transaction has been added to the blockchain, it cannot be reversed. Several exchanges specializing in sales of XRP, for example, have already had their operations impacted by cyberattacks.

Thefts and cyberattacks can have a negative impact on the reputation, market price, value, or liquidity of XRP. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyberattack. A loss associated with a cyberattack, including a total loss, is possible. While the Sponsor and the XRP Custodians have taken reasonable measures to prevent theft or hacking of the Trust’s XRP holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

Digital asset networks, including the XRP Ledger, are subject to control by entities that capture a significant amount of the network’s active validator nodes or a significant number of developers important for the operation and maintenance of such digital asset network. The XRP Ledger relies on a network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. Each validator node maintains a Unique Node List, which is a list of other validators it trusts. For a malicious actor to take over, they would need to control a significant portion of the validators on the majority of these UNLs. To successfully alter the ledger, the malicious actor would likely need to control more than 80% of the validator nodes or the voting power on the most widely used UNLs.

A malicious actor may also obtain control over the XRP Network through influence over core developers or by engaging in supply-chain attacks. This malinfluence can include gaining direct control over a core developer or an influential programmer and/or by gaining access to accounts and tools used by such developers and programmers. For instance, in April 2025 an attacker gained improper access to the account of a widely trusted contributor to the XRP Ledger’s JavaScript Library – a database used by developers to build applications and websites that interact with the XRP Ledger. The attacker uploaded malicious versions of JavaScript code designed to steal private key information from users of applications interacting with the XRP Ledger. This malicious code was widely downloaded until Ripple Labs became aware of the attack and began taking remedial efforts to remove and replace the malicious code. Although the attack is not believed to have exploited the XRP Ledger’s core source code or impacted access to the network’s Github account, the scope of potential losses remains unknown. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the XRP Network, the risk that a malicious actor may be able to obtain control of the XRP Network in this manner exists, which may adversely affect the value of the Shares. If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

Compared to other digital asset networks such as the Bitcoin network and Ethereum network, the XRP Ledger relies on a relatively small number of validators, and each validator maintains a UNL that is an even smaller subset of the validators. While this helps maintain a fast and efficient network, it could expose the XRP Ledger to additional vulnerabilities. For example, a malicious actor could attempt a “Sybil” attack whereby it would attempt to gain the trust of existing validators using a large number of fake identities. Such an attack would be difficult to execute because human intervention would be required for the malicious validators to become trusted, but the risk is made greater by the small number validators included on each validator’s UNL.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

To the extent that the XRP Network, including the core validators and the administrators of the network’s validator nodes, does not act to ensure greater decentralization of validator processing power, the feasibility of a malicious actor obtaining control of the processing power on the XRP Network will increase, which may adversely affect the value of the Shares.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in XRP and a decline in the value of XRP and, as a result, adversely impact an investment in the Shares.

A temporary or permanent “fork” or “clone” of the XRP Ledger could adversely affect the value of the Shares.

A fork in the XRP Ledger could adversely affect the value of the Shares or the ability of the Trust to operate. A fork could also adversely affect the price of XRP at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the XRP Ledger could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the XRP Ledger’s users, validators, or the XRP Ledger as a whole, or otherwise adversely affect, the speed, security, usability, or value of the XRP Ledger or XRP. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the XRP Network. There is no guarantee that the Sponsor will choose the network and the associated digital asset that would ultimately end up as the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum Classic, the original blockchain, and a new digital asset network as a result of the Ethereum community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum blockchain to syphon approximately $60 million of ether held by a distributed autonomous organization into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to happen to the XRP Ledger, such a fork could lead to nodes, users and validators losing confidence in the XRP Ledger and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Any of these events could cause XRP to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of XRP at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. Following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Cancer nodes.

Cancer nodes are computers that appear to be participating in the XRP Ledger but that are not in fact connected to the XRP Ledger, which a malicious actor sets up to place users onto a separate network or disconnect them from the XRP Ledger. By using cancer nodes, a malicious actor can disconnect the target user from the XRP economy entirely by refusing to relay any blocks or transactions.

Double-spending risks.

The XRP Ledger is designed to be resistant to double-spending risks through the XRP Ledger Consensus Protocol. The XRP Ledger Consensus Protocol ensures that once a transaction is confirmed by a supermajority of trusted validators, it is immutable and cannot be reversed. This immediate finality is a key defense against double-spending. Additionally, transactions on the XRP Ledger are atomic, meaning they are either fully executed or not executed at all. This prevents any partial completion that could lead to inconsistencies or double-spending. Nonetheless, if the consensus mechanism fails (e.g., due to a significant portion of validators being compromised), conflicting transactions could potentially be validated by different parts of the network. Additionally, if a malicious actor controlled or colluded with a supermajority of validators, they could attempt to manipulate the ledger to allow a double spend. However, this would require controlling or influencing over 80% of the trusted validators on the majority of UNLs (Unique Node Lists), which is considered highly improbable given the nature of the validators. A highly sophisticated network attack that isolates parts of the network could theoretically lead to inconsistent views of the ledger. However, this would require an advanced and coordinated effort, and even then, the network’s design aims to prevent such scenarios from resulting in double-spends.

Flaws in source code.

It is possible that flaws or mistakes in the released and public source code could lead to catastrophic damage to XRP, the XRP network, and any underlying technology. It is possible that contributors to the XRP network would be unable to stop this damage before it spreads further. It is further possible that a dedicated team or a group of contributors or other technical group may attack the code, directly leading to catastrophic damage. In any of these situations, the value of Shares of the Trust can be adversely affected.

 In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying XRP could prove to be flawed or ineffective, or negatively impacted by developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor may be able to steal XRP held by others, which could adversely affect the demand for XRP and therefore adversely impact the price of XRP and the value of the Shares. Even if another digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including XRP, and therefore adversely affect the value of the Shares.

The XRP Ledger faces scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains such as the XRP Ledger achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. Increased fees and decreased settlement speeds could preclude use cases for XRP and could reduce demand for and the price of XRP, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of XRP Ledger transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in the Shares. Additionally, because the XRP Ledger also relies on cross-chain communications to process transactions between blockchains, delays can occur if there are bottlenecks in transaction finality on the source or destination chain or if XRP validators take longer than expected to process transactions.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of XRP Network transactions will be effective, or how long these mechanisms will take to become effective, or how long they will continue to be effective, which could adversely impact an investment in the Shares.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for XRP or cause a wider loss of confidence in the XRP Ledger, either of which could have an adverse impact on the value of XRP.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. Hackers have exploited vulnerabilities in various smart contract implementations, that have resulted in the loss of digital assets from accounts. In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with decentralized finance (“DeFi”) are currently deployed on the XRP Ledger, and smart contracts relating to DeFi applications currently represent a significant source of demand for XRP. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the XRP Ledger and represent a significant source of demand for XRP, public confidence in the XRP Network itself could be negatively affected, and the value of XRP could decrease.

New competing digital assets may result in a reduction in demand for XRP, which could have a negative impact on the price of XRP and may have a negative impact on the performance of the Trust.

 XRP faces significant competition from other digital assets as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that XRP will become a dominant form of payment, store of value or method of exchange. XRP is also supported by fewer exchanges than more established digital assets, which could impact its liquidity.

Competition from other consortia or private blockchains could have a negative impact on the price of XRP and adversely affect an investment in the Shares.

Many consortia and financial institutions that are potential XRP users are researching and investing resources into private or permissioned blockchain platforms that could compete with XRP to facilitate cross-currency transactions. These initiatives, such as Consensys’ Quorum, offer financial payment networks and have partnered with many financial institutions. However, unlike the XRP Ledger, these platforms do not necessarily require a native digital assets like XRP. In evaluating competing distributed ledger technologies, financial institutions may prefer permissioned blockchains without digital currencies over the XRP Ledger and XRP in the future. If financial institutions choose to use permissioned blockchains without digital currencies, the price of XRP may be negatively affected, which would adversely affect an investment in the Shares.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of XRP and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, XRP and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for XRP. As a result of any of the foregoing factors, the value of XRP could decrease, which could adversely affect an investment in the Trust.

Prices of XRP may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the XRP market through its investment in XRP. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases, their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of XRP. Stablecoins are a relatively new phenomenon and it is impossible to know all of the risks that they could pose to participants in the XRP market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for XRP, raising its price, and also argue that those associated with certain stablecoins that are involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. In October 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for XRP. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of XRP, and in turn, an investment in the Shares.

Validators may cease participating in validating activities because they are provided no direct financial incentive to participate or because certain jurisdictions may limit or otherwise regulate validating activities, which could negatively impact the price of XRP and the value of the Shares.

Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to do so. Additionally, entities or individuals running validators in certain jurisdictions may be limited or prohibited from continuing these activities as a result of regulation or governmental decree.

Validators ceasing operations or participation in the consensus mechanism would make the XRP Ledger more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process and security of the XRP Ledger may adversely affect the Trust’s investments in XRP. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.

Electricity usage.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

Unlike proof-of-work and proof-of-stake systems, the consensus protocol utilized by the XRP Ledger is extremely lightweight in terms of energy usage. Notwithstanding, the operations of digital asset networks, including the XRP Ledger, can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for the operations of digital asset networks.

The operations of the XRP Ledger and other digital asset networks may also consume significant amounts of energy, even though the XRP Ledger is generally considered to consume significantly less energy than other digital asset networks that utilize proof-of-stake or proof-of-work transaction validation mechanisms. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

If regulators or public utilities take action that restricts or otherwise impacts mining activities of digital assets generally, such actions could result in decreased security of a digital asset network, including the XRP Ledger, and consequently adversely impact the value of the Shares. This could adversely affect the price of XRP, or the operation of the XRP Ledger, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Validators may cease to record transactions as a result of low transaction fees, which may adversely affect the usage of the XRP Ledger.

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the XRP Ledger until a block is solved by a validator who does not require the payment of transaction fees or is willing to accept a lower fee, if there is one. Any widespread delays in the recording of transactions could result in a loss of confidence in the XRP Ledger, resulting in a decline in XRP prices.

Large-Scale Sales or Distributions.

Some entities hold large amounts of XRP relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of XRP and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of digital assets, including XRP, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of XRP and adversely affect an investment in the Shares.

The largest XRP wallets are believed to hold, in aggregate, a significant percentage of the XRP in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of XRP, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of XRP. See “Risk Factors—The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.”

Congestion or delay in the XRP Ledger may delay purchases or sales of XRP by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the XRP Ledger. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the XRP Ledger. Any delay in the XRP Ledger could affect the Authorized Participants’ ability to buy or sell XRP at advantageous prices resulting in decreased confidence in the XRP Ledger. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the XRP Ledger and the value of the Trust’s Shares would be adversely affected.

Risks Associated with Investing in the Trust

Investment Related Risks.

Investing in XRP and, consequently, the Trust, is speculative. The price of XRP is volatile, and market movements of XRP are difficult to predict. Supply and demand changes rapidly and is affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV or the Principal Market NAV may not always correspond to the market price of XRP.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s XRP holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of XRP as reflected in the Pricing Benchmark.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of XRP per share.

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Trust uses the Pricing Benchmark to determine its NAV and NAV per Share. However, for financial statement purposes, the Trust’s XRP is carried at fair value as required by GAAP, which requires a determination based on the price of XRP on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The Trust expects the applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately reflect the price of XRP. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Pricing Benchmark, which takes into consideration prices from all of the markets used to calculate the Pricing Benchmark.

Owning Shares is different from directly owning XRP.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of XRP, and changes in the prevailing price of XRP similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased XRP directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning XRP directly, such as the right to claim airdrops.

Pricing Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Pricing Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Pricing Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The ability of the Trust or an XRP Counterparty to buy or sell XRP may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that an XRP spot market or regulatory or governmental authority may suspend or restrict trading in XRP altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting XRP or other issues affecting counterparties. XRP is a new asset with a very limited trading history. Therefore, the markets for XRP may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of XRP from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Sponsor is able to source more XRP. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Counterparty risk.

The Sponsor, Trust, XRP Counterparty, and Authorized Participants are subject to counterparty risk. An XRP Counterparty may fail to deliver to the Trust’s accounts with the XRP Custodians the amount of XRP associated with a creation order, an XRP Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to an Authorized Participant at settlement the cash proceeds from the sale of XRP associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of XRP.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP and the XRP exchanges included in the Pricing Benchmark that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of XRP have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with an XRP Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or.

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the XRP Ledger may increase the potential for XRP to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Administrator is solely responsible for determining the value of the Trust’s XRP, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from an XRP Custodian’s operations and the Pricing Benchmark (in the case of the NAV) and the principal market for XRP as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The Administrator determines the NAV of the Trust as of 4:00 p.m. ET on each Business Day as soon as practicable after that time, and determines the Principal Market NAV as of 4:00 p.m. ET on the valuation date. If the Pricing Benchmark is not available, or if the Sponsor determines in good faith that the Pricing Benchmark does not reflect an accurate XRP price, then the Administrator will determine NAV by reference to the Trust’s principal market. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion.

The Trust is subject to the risk that the Administrator may calculate the Pricing Benchmark in a manner that ultimately inaccurately reflects the price of XRP. To the extent that the NAV, Principal Market NAV, the Pricing Benchmark, the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Pricing Benchmark or other valuation method used to calculate the NAV and Principal Market NAV of the Trust. Any such change in the Pricing Benchmark or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

XRP Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The purchase of XRP in connection with Basket creation orders may cause the price of XRP to increase, which will result in higher prices for the Shares. Increases in the XRP prices may also occur as a result of XRP purchases by other market participants who attempt to benefit from an increase in the market price of XRP when Baskets are created. The market price of XRP may therefore decline immediately after Baskets are created.

 Selling activity associated with sales of XRP in connection with redemption orders may decrease the XRP prices, which will result in lower prices for the Shares. Decreases in XRP prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of as part of the creation and redemption process may have on the price of XRP, sales and purchases of XRP by similar investment vehicles (if developed) could impact the price of XRP. If the price of XRP declines, the trading price of the Shares will generally also decline.

The inability of XRP Counterparties to hedge their XRP exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient XRP liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult for Authorized Participants to create or redeem Baskets (or cause them to not create or redeem Baskets). In addition, the hedging mechanisms employed by XRP Counterparties to hedge their exposure to XRP may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. The liquidity of the market will depend on, among other things, the adoption of XRP and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of XRP may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying XRP may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of XRP and may fall.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. In May 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot digital asset exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot XRP. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in XRP under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for XRP may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow XRP or cash as trade credit (“the Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Pricing Benchmark price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying XRP, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of XRP, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to XRP, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying XRP held by the Trust or sell Shares at a price lower than the value of the underlying XRP held by the Trust, causing Shareholders to suffer losses.

To the knowledge of the Sponsor, exchange-traded products for spot-market commodities other than XRP, such as gold and silver, generally employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of XRP may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of XRP to and by the XRP Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of XRP, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the XRP Custodians, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of XRP trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the XRP Ledger, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying XRP may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the XRP Ledger, the processing of transactions on the XRP Ledger may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of XRP and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for XRP should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering XRP in return for Baskets, the price of Shares may diverge from the value of XRP.

Security threats and cyberattacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyberattacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of XRP and other digital assets from other holders have occurred in the past. Because of the decentralized process for transferring XRP, thefts can be difficult to trace, which may make XRP a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Benchmark Provider, the Transfer Agent, the Administrator, or the XRP Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s XRP held in the Trust’s accounts with the XRP Custodians is an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s XRP or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the XRP Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s XRP may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s XRP. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Access to the Trust’s XRP could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the XRP Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s accounts with the XRP Custodians, the private keys (and therefore XRP) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the XRP Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the XRP Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s accounts with the XRP Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of XRP are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the XRP Custodians have extraordinarily limited liability to the Trust, which may adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s XRP. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s XRP Custodians could become insolvent.

The Trust’s assets are held in one or more accounts maintained for the Trust by the XRP Custodians and may in the future be held at other custodian banks which may be located in other jurisdictions. The XRP Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of any of XRP Custodians or of any broker, custodian bank or clearing corporation used by the XRP Custodians, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of XRP Custodians.

The Trust may change the custodial arrangements described in this report at any time without notice to Shareholders.

The Trust is subject to risks due to its concentration of investments in a single asset.

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

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s, an XRP Counterparty’s or an Authorized Participant’s ability to purchase and sell or transfer and receive XRP in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the XRP Ledger; (3) the XRP market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which XRP trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of XRP represented by the Shares is expected to decline over time.

The amount of XRP represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s XRP to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the XRP held by the Trust. The Trust does not generate any income and transfers XRP to pay for the Sponsor Fee and other liabilities. Therefore, the amount of XRP represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional XRP over time, as the amount of XRP required to create Shares proportionally reflects the amount of XRP represented by the Shares outstanding at the time of such Creation Basket being created. Assuming a constant XRP price, the trading price of the Shares is expected to gradually decline relative to the price of XRP as the amount of XRP represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of XRP represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of XRP.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot XRP market or other digital assets. If the SEC were to approve many or all of the currently pending applications for such exchange-traded XRP products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, and the likelihood that the Trust will achieve initial market acceptance and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of XRP. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust and the Sponsor are successful in achieving the intended scale for the Trust may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

A loss of confidence in, or breach of, an XRP Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s XRP are provided by the XRP Custodians, although the Trust may retain one or more additional XRP custodians at a later date. XRP held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s XRP holdings may be custodied by the XRP Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced XRP custodians and the Trust’s ability to securely safeguard its XRP.

The Trust expects the Coinbase Custodian, the Anchorage Custodian and the BitGo Custodian will custody most or all of its XRP holdings. A loss of confidence in or breach of an XRP Custodian may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s XRP.

The Sponsor could decide to replace any of the XRP Custodians or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the XRP Custodians and the Prime Broker to another party would, in either case, likely be complex and could subject the Trust’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as an XRP custodian under the same terms as the current Custodial Services Agreements, or as the Prime Broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as an XRP Custodian or as the Prime Broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s XRP. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The XRP Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its XRP and any recovery may be limited, even in the event of fraud. In addition, the XRP Custodians may not be liable for any delay in performance of any of its custodial obligations by reason of any cause beyond its reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of its systems. As a result, the recourse of the Trust to the XRP Custodians may be limited.

Under the Coinbase Custody Agreement, the Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Trust’s XRP held by the Coinbase Custodian at the time the events giving rise to the liability occurred and (ii) the fair market value of the Trust’s XRP held by the Coinbase Custodian at the time that the Coinbase Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

Under the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo Custodian.

Under the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not be liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

In addition, the Anchorage Custodian shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside the Anchorage Custodian’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyberattack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. The Anchorage Custodian shall not be held liable by the Trust for such non-performance or delay.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

The Benchmark Provider has limited liability relating to the use of the Pricing Benchmark, impairing the ability of the Trust to recover losses relating to its use of the Pricing Benchmark. The Benchmark Provider does not guarantee the accuracy, completeness, or performance of the Pricing Benchmark or the data included therein and shall have no liability in connection with the Pricing Benchmark calculation, errors, omissions or interruptions of the Pricing Benchmark or any data included therein. The Pricing Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Administrator, the Transfer Agent, the XRP Custodians or the Prime Broker.

Each of the Sponsor, the Trustee, the Administrator, the Transfer Agent, the XRP Custodians, and the Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Trustee, the Administrator, the Transfer Agent, the XRP Custodians or the Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the XRP holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding XRP. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of XRP. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its XRP and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer XRP may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its XRP. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Amendment of Trust Agreement Without Shareholder Consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor have substantial direct investments in XRP that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any of the other affiliates of FalconX.

Unforeseeable risks.

XRP has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the XRP market, including advancements in the underlying technology or advancements in competing technologies, changes to XRP may expose investors in the Trust to additional risks which are impossible to predict.

Risks Associated with the Pricing Benchmark and Pricing Benchmark Pricing

The Pricing Benchmark has a limited history.

The Pricing Benchmark has only been in operation since September 16, 2024, and the Pricing Benchmark has only featured its current roster of Constituent Exchanges since August 30, 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of XRP in the future. The Benchmark Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Pricing Benchmark.

Pricing sources used by the Pricing Benchmark are digital asset spot markets that facilitate the buying and selling of XRP and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of XRP may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of XRP used in Pricing Benchmark calculations and, therefore, could adversely affect the XRP price as reflected by the Pricing Benchmark.

The Pricing Benchmark is based on various inputs which include price data from various third-party XRP spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the pricing benchmark.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) a pricing benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another pricing benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to the following:

●	Third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Exchanges, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price.

●	There may be variances in the prices of XRP on the various Constituent Exchanges, including as a result of differences in fee structures or administrative procedures on different Constituent Exchanges.

●	The prices on each Constituent Exchange or pricing source may not be equal to the value of XRP as represented by the Pricing Benchmark.

●	To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Exchange, or the global market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of XRP.

●	To the extent market prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

The Trust’s portfolio is priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of XRP in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV or the Principal Market NAV of the Trust changes as fluctuations occur in the market price of the Trust’s XRP holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV and the Principal Market NAV for a number of reasons, including price volatility, trading activity, the closing of XRP trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of XRP.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of XRP per Share.

Shareholders also should note that the size of the Trust in terms of total XRP held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s XRP holdings or XRP holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

XRP’s status as being offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that XRP is properly classified as a “security” under U.S. federal securities laws in the Ripple Complaint. Although the S.D.N.Y. ruled that XRP was not inherently a security, it did find that certain purchases and sales of XRP can be deemed to be unregistered sales of securities, depending upon the characteristics of the transaction. In future litigation, other courts might disagree with the assessment that XRP is not offered or sold as a security, or that XRP is offered or sold as a security depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered sales of securities, the Trust would be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of Shares.

The S.D.N.Y. entered a final judgment in the case on August 7, 2024, imposing a $125,035,150 civil penalty against Ripple Labs and an injunction prohibiting Ripple Labs from violating the registration provisions of the Securities Act. Both the SEC and Ripple appealed the ruling. However, on August 7, 2025, the SEC, Ripple Labs and other defendants filed a Joint Stipulation of Dismissal that dismisses the SEC’s appeal and Ripple Labs’ cross-appeal pending in the Second Circuit, and resolves the Commission’s civil enforcement action against the defendants. Following the dismissal of the cross-appeals, that final judgment will remain in effect.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether XRP has been bought or sold as a security and based off the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to XRP and the Ripple Labs. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of XRP, the market and technological needs that the XRP Ledger was intended to address, the XRP Ledger’s role in enabling blockchain interoperability and cross-blockchain communications, the XRP Ledger’s consensus mechanism, the Ripple Labs’ marketing and delivery of the product to initial customers. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of XRP would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgement by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If XRP is determined to be offered or sold as a security by a federal court or transactions in XRP are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for XRP to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered and sold as securities, which could in turn negatively affect the liquidity and general acceptance of XRP and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered and sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for XRP as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered and sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of XRP markets. As such, any determination that XRP or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of XRP and, as a result, the value of the Shares.

To the extent that XRP is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act.

Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to Shareholders.

There is a lack of consensus regarding the regulation of digital assets, including XRP.

 Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As XRP and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. In January 2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from digital-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the digital-asset sector.

U.S. federal and state regulators have issued reports and releases concerning digital assets, including XRP and digital asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning digital assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the digital asset business.

It is not possible to predict whether Congress will grant additional authorities to the SEC or to other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of the digital assets generally and XRP held by the Trust more specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether XRP that has been associated with such addresses in the past can be easily sold. This “tainted” XRP may trade at a substantial discount to untainted XRP. Reduced fungibility in the XRP markets may reduce the liquidity of XRP and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

In February 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act (“ECASH Act”), which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act, and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21 would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry Bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry Bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry Bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry Bill would also amend the Investment Advisers Act of 1940 (the “Advisers Act”), the 1940 Act, the Securities Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws. In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital asset-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of XRP and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that XRP is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current laws and regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of XRP and related products and services continues to evolve, may take many different forms and will, therefore, impact XRP and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for XRP businesses to provide services, which may impede the growth of the XRP economy and have an adverse effect on consumer adoption of XRP. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of XRP’s status as not being offered or sold as a security, changes to regulations surrounding digital asset futures or derivatives or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over XRP, the XRP Ledger, XRP trading, or related activities impacting other parts of the digital asset market, may adversely impact XRP and therefore may have an adverse effect on the value of your investment in the Trust.

A number of jurisdictions worldwide have adopted prohibitions or restrictions on XRP trading and other activity relating to virtual currencies and digital assets, which could negatively affect XRP prices or demand. For instance, some observers believe that Chinese governmental regulatory actions regarding digital asset mining and trading activity were one factor that contributed to the drawdowns in global XRP prices in May 2021.

The legal status of XRP and other digital assets varies substantially from country to country. In many countries, the legal status of XRP is still undefined or changing. Some countries have deemed the usage of certain digital assets illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investors), banned the local banks from working with digital assets or have restricted digital assets in other ways. For example, XRP and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions, such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. In some countries, such as the United States, different government agencies define digital assets differently, leading to further regulatory conflict and uncertainty.

In addition, cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including XRP. The effect of any existing regulation or future regulatory change on the Trust or XRP is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

If the CFTC determines that XRP is a “commodity” under the CEA and the rules thereunder, it may have jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for XRP. The CFTC may pursue enforcement actions relating to fraud and manipulation involving XRP and XRP markets. Beyond instances of fraud or manipulation, the CFTC generally would not oversee cash or spot market exchanges or transactions involving XRP that do not use collateral, leverage, or financing.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect XRP, particularly with respect to XRP spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of XRP. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of XRP by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the XRP economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of XRP, and, in turn, the value of the Shares.

Any change in regulation in any particular jurisdiction may impact the supply and demand of that specific jurisdiction and other jurisdictions due to the global network of exchanges for XRP, as well as composite prices used to calculate the underlying value of the Trust’s XRP, as such data sources span multiple jurisdictions.

Future legal or regulatory developments may negatively affect the value of XRP or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which XRP are treated for classification and clearing purposes. In particular, although XRP is currently understood to be a commodity when transacted on a spot basis, XRP itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in XRP to full CFTC regulatory jurisdiction. Alternatively, in the future XRP might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in XRP at potentially unfavorable prices and potentially terminate, in the event that transactions of XRP were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this report, the Sponsor is not aware of any rules that have been proposed to regulate XRP as a commodity interest or as being offered or sold as a security.

To the extent that XRP is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

 To the extent that XRP is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including XRP, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including XRP. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the XRP Custodians. It is possible that such amendments, if adopted, could prevent the XRP Custodians from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the XRP Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of XRP) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of XRP and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to XRP, or causing certain holders of XRP to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of an Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. An Authorized Participant may also instead decide to terminate its roles as Authorized Participants of the Trust, or the Sponsor may decide to terminate the Trust. Termination by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of XRP to pay Trust expenses or facilitate redemption transactions. The Trust does not expect to make quarterly distributions to Shareholders and accordingly any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of XRP and transactions involving XRP for United States federal income tax purposes may change.

Under current IRS guidance, XRP is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in XRP in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which XRP is exchanged and the taxpayer’s basis in the XRP. However, because XRP is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in XRP or in transactions relating to investments in XRP may change from that described in this report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of XRP may have a negative effect on prices of XRP and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving XRP. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in XRP or in transactions relating to investments in XRP is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein do not constitute any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of XRP and transactions involving XRP for state and local tax purposes is not settled.

Because XRP is a new technological innovation, the tax treatment of XRP for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of XRP for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of XRP may have negative consequences, including the imposition of a greater tax burden on investors in XRP or the imposition of a greater cost on the acquisition and disposition of XRP generally. Moreover, it cannot be ruled out that the tax treatment by tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on prices of XRP and may adversely affect the value of the Shares.

The taxation of XRP and associated companies can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their local tax advisor on taxation.

A hard “fork” of the XRP Ledger could result in Shareholders incurring a tax liability.

The Trust intends to disclaim any digital assets created by a fork of the XRP Ledger. Although in certain circumstances the Sponsor may claim or receive new digital assets created by such a fork and use good faith efforts to make those digital assets (or at the Sponsor’s discretion, the proceeds thereof) available to Shareholders as of the record date of the fork, there can be no assurance that the Sponsor will do so. Therefore, if a fork of the XRP Ledger results in holders of XRP receiving a new digital asset of value, the Trust and the Shareholders may not participate in that value.

If a hard fork occurs in the XRP Ledger and the Trust claims the new forked asset, the Trust could hold both the original XRP and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of a digital asset is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the XRP Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “TOXR”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the XRP spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

XRP is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where XRP trade. In a highly volatile market, or if one or more spot markets supporting the XRP market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share or the Principal Market NAV per Share.

The Sponsor relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

In addition, certain personnel performing services on behalf of the Sponsor are shared with the respective affiliates of the Sponsor, including with respect to execution, Trust operations and legal, regulatory and tax oversight. Such individuals devote a small percentage of their time to those activities.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open (such as, for example, where the current and anticipated total assets of the Trust relative to the current and anticipated total expenses of the Trust would make continued operation of the Trust impracticable), then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

 The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Creation Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

 Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. XRP valued using techniques other than those employed by the Pricing Benchmark, including XRP investments that are “fair valued,” may differ from the value established by the Pricing Benchmark.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through the Sponsor, has established procedures to manage significant cybersecurity risks. The Trust’s operations depend on the systems of the Sponsor and other third-party providers. The Sponsor manages the Trust’s day-to-day operations and has implemented a cybersecurity program that applies to the Trust and its operations.

Cybersecurity Program Overview

The Sponsor has developed a cybersecurity program to manage cyber risks relevant to the Trust. This program includes risk assessments, security measures, and continuous monitoring of systems and networks. The Sponsor proactively identifies significant risks from new and evolving cybersecurity threats.

The Trust relies on the Sponsor to engage external experts, such as cybersecurity assessors, consultants, and compliance professionals, to review the cybersecurity measures and risk management processes. These third parties are engaged on an as-needed basis, with some hired on an ongoing basis as managed service providers.

The Trust relies on the Sponsor’s risk management program, which includes cyber risk assessments. These processes have been integrated into the Sponsor’s overall risk management system.

The Trust engages various third parties to support its operations. The Trust relies on the Sponsor’s expertise in risk management, legal, information technology, and compliance when managing risks from cybersecurity threats associated with these entities. Prior to engaging a key service provider, the Sponsor conducts a due diligence process.

The Sponsor has adopted a cybersecurity strategy focused around a Zero Trust Network model throughout the entire operational environment, operating on the premise that no entity, system or service provider within the Sponsor’s IT security perimeter can be inherently trusted. The Sponsor actively monitors its cybersecurity risks and has appointed an internal Cybersecurity Lead and partners with an outside service provider responsible for system monitoring and alerting.

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited (formerly known as Amun Holdings Limited) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

Management’s Role in Assessing & Managing Material Risks from Cybersecurity Threats

The Sponsor’s management, including the Sponsor’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Sponsor’s CCO approves all changes to the cybersecurity policy. The Sponsor relies on its full-service compliance partner to stay updated on all SEC rules and regulations and to recommend changes in the compliance policies when necessary. Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Sponsor. The Head of Legal and CCO would receive notifications of a cybersecurity incident that impacts a service provider of the Trust.

The Trust has an Incident Response Plan and Business Continuity/Disaster Recovery Plan, which relies on the Sponsor’s plans. The CCO of the Sponsor is responsible for determining whether a cybersecurity incident is material to the Trust. Pursuant to the Sponsor’s policies and procedures, an internal team at the Sponsor is tasked with investigating all reported and suspected security breaches. The Sponsor is required to provide the required notifications without unreasonable delay after the discovery of a breach.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Trust is assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trust believes have materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “TOXR” and have been listed since December 11, 2025.

Holders

As of December 31, 2025, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On December 10, 2025, 21Shares US LLC, in its capacity as Initial Seed Creation Investor, purchased the initial Seed Creation Baskets comprising 20,000 shares (the “Initial Seed Creation Baskets”) at a price of $20.33 per share. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $406,600. Such sale was made in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Delivery of the Initial Seed Creation Baskets was made on December 10, 2025.

Proceeds received by the Trust from the issuance of Baskets consist of XRP. Such deposits are held by the XRP Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the XRP Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 0 Creation Baskets (comprising 0 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
October 1, 2025 - October 31, 2025	-	$-	N/A
November 1, 2025 - November 30, 2025	-	$-	N/A
December 1, 2025 - December 31, 2025	-	$-	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 3, 2024 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TOXR”.

Ripple Markets Inc., a corporation incorporated and existing under the laws of Delaware served as the “Seed Capital Investor” to the Trust. On December 20, 2024, the Sponsor, in its capacity as Seed Capital Investor, subject to certain conditions, purchased 10,000,000 Shares at a per-Share price of $22.07 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $220,676,000. Delivery of the Initial Seed Shares was made on December 20, 2024.

On December 10, 2025 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Initial Seed Creation Investor, purchased the initial Seed Creation Baskets comprising 20,000 shares (the “Initial Seed Creation Baskets”) at a price of $20.33 per share. In its capacity as the Seed Capital Investor, 21Shares US LLC has acted as a statutory underwriter in connection with this purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $406,600. On December 10, 2025, the Trust purchased XRP with the proceeds of the Initial Seed Creation Baskets by transacting with an XRP Counterparty to acquire XRP on behalf of the Trust in exchange for cash provided by 21Shares US LLC in its capacity as Seed Capital Investor. All XRP acquired in connection with the Initial Seed Creation Baskets is held by the XRP Custodians.

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the CME CF XRP—Dollar Reference Rate — New York Variant (XRPUSD_NY) (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major XRP trading platforms (“Constituent Exchanges”). CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to track the performance of XRP in U.S. dollars.

In seeking to achieve its investment objective, the Trust will hold XRP and will value its Shares daily based on the Pricing Benchmark. 21Shares US LLC is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, and Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”), Anchorage Digital Bank N.A. (the “Anchorage Custodian”) and BitGo Bank & Trust Company, N.A. (the “BitGo Custodian” and together with the Coinbase Custodian and the Anchorage Custodian, the “XRP Custodians”) are the XRP Custodians for the Trust and will hold all of the Trust’s XRP on the Trust’s behalf (the custodial services agreements with each of the XRP Custodians are collectively referred to herein as the “Custodial Services Agreements”). The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Trust.

 The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or XRP. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TOXR”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s XRP NAV. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.30% annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the XRP held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the Principal Market NAV and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of XRP is determined using the fair value of XRP based on the price in the XRP market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

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

Results of Operations

For the Year Ended December 31, 2025

The Trust’s net asset value increased to $247,658,271 on December 31, 2025, primarily from a decrease in price of XRP and a net increase in the number of shares outstanding of 3,890,000 from December 31, 2024 to December 31, 2025.

Net realized and change in unrealized loss on investment in XRP for the year ended December 31, 2025 was ($30,086,452) which includes a net change in unrealized depreciation on investment in XRP of ($30,852,730), net change in unrealized appreciation on Sponsor Fee payable of 1,197, and a realized gain of $765,081. Net unrealized loss on investment in XRP for the period was driven by XRP price depreciation throughout the year to $1.83 per XRP as of December 31, 2025. Net decrease in net assets resulting from operations was $36,024,919 for the year ended December 31, 2025, which consisted of a net increase in the number of shares outstanding, accompanied by the aforementioned net realized gain and change in unrealized depreciation on investment in XRP.

For the Period from December 20, 2024 (commencement of operations) through December 31, 2024

The Trust’s net asset value increased to $209,352,190 on December 31, 2024, primarily from an decrease in price of XRP and a net increase in the number of shares outstanding of 10,000,000 from December 20, 2024 to December 31, 2024.

Net change in unrealized loss on investment in XRP for the period ended December 31, 2024 was $11,160,614. Net change in unrealized loss on investment in XRP for the period was driven by XRP price depreciation throughout the period to $2.10 per XRP as of December 31, 2024. Net decrease in net assets resulting from operations was ($11,323,810) for the period ended December 31, 2024, which consisted of a net increase in the number of shares outstanding, accompanied by the aforementioned net change in unrealized loss on investment in XRP.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.30% of the Trust’s total XRP holdings. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell XRP on an as-needed basis to pay the Sponsor Fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from December 11, 2024 (initial seed creation date) through December 31, 2025.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Exemption from Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Valencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 52, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 40, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 46, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer and Principal Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which XRP is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity. The Code of Ethics is available on request, free of charge, by writing the Sponsor at etf@21shares.com or calling the Sponsor at (646) 370-6016.

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no people known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of March 30, 2026.

Security Ownership of Management

The Trust does not have directors or executive officers.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the year ended December 31, 2025 and 2024 were:

	2025	2024
Audit fees	$74,025	$17,500
Audit-related fees	$-	$-
Tax fees	$1,000	$-
All other fees	$-	$-
Total	$75,025	$17,500

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Cohen & Company, Ltd. for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement(3)
3.2	Third Amended and Restated Trust Agreement(4)
3.3	Certificate of Trust(3)
3.4	Certificate of Amendment to Certificate of Trust(3)
3.5	Certificate of Amendment to Certificate of Trust(3)
3.6	Certificate of Amendment to Certificate of Trust(3)
4.1	Description of Securities(1)
10.1	Form of Sponsor Agreement(3)
10.2	Form of Authorized Participant Agreement(4)
10.3	Form of Prime Broker Agreement(3)
10.4	Form of Coinbase Custody Agreement (included as Exhibit A to Form of Prime Broker Agreement)
10.5	Form of Fund Administration and Accounting Agreement(3)
10.6	Form of Transfer Agency and Services Agreement(3)
10.7	Form of Benchmark Licensing Agreement(3)
10.8	Form of Marketing Agent Agreement(3)
10.9	Form of Cash Custody Agreement(4)
10.10	Ripple Subscription Agreement(3)
10.11	Form of Initial Seed Creation Subscription Agreement(4)
10.12	Form of BitGo Custody Agreement(3)
10.13	Form of Anchorage Custody Agreement(3)
10.14	Form of Master Authorized Participant Agreement(2)
19.1	Insider Trading Policies and Procedures(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 5 to Registration Statement on Form S-1, filed on December 8, 2025.
(3)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on November 7, 2025.
(4)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on November 20, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares XRP ETF (Registrant)

By:	21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 30, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 30, 2026
Duncan Moir	Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 30, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 30, 2026
Duncan Moir	Principal Accounting Officer)

21shares XRP ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholder of

21Shares XRP ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of 21Shares XRP ETF (the “Trust”) as of December 31, 2025, and December 31, 2024, the related statements of operations and changes in net assets for the year ended December 31, 2025, and for the period from December 20, 2024 (commencement of operations) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and 2024, and the results of its operations and changes in its net assets for the year ended December 31, 2025, and for the period from December 20, 2024 (commencement of operations) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2025, and 2024, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2024.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Towson, Maryland

March 30, 2026

21SHARES XRP ETF

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
Assets
Investment in XRP, at fair value (cost $289,712,269 and $220,676,000, respectively)	$247,693,539	$209,510,000
Total assets	247,693,539	209,510,000

Liabilities
Sponsor Fee payable	35,268	157,810
Total liabilities	35,268	157,810

Commitments and contingent liabilities (Note 9)
Net assets	$247,658,271	$209,352,190

Net assets consists of
Paid-in-capital	$295,007,000	$220,676,000
Accumulated earnings (loss)	(47,348,729)	(11,323,810)
	$247,658,271	$209,352,190

Shares issued and outstanding, no par value, unlimited amount authorized	13,890,000	10,000,000
Net asset value per share	$17.83	$20.94

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

SCHEDULES OF INVESTMENT

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	135,559,073.5077	$289,712,269	$247,693,539	100.01%
Total investments		$289,712,269	$247,693,539	100.01%
Liabilities in excess of other assets			(35,268)	(0.01)%
Net assets			$247,658,271	100.00%

December 31, 2024
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	100,000,000.0000	$220,676,000	$209,510,000	100.08%
Total investments		$220,676,000	$209,510,000	100.08%
Liabilities in excess of other assets			(157,810)	(0.08)%
Net assets			$209,352,190	100.00%

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from December 20, 2024 (commencement of operations) through December 31, 2024

Expenses
Sponsor Fee	$5,938,467	$163,196
Total expenses	5,938,467	163,196
Net investment loss	$(5,938,467)	$(163,196)

Realized and change in unrealized gain (loss)
Net realized gain on investment in XRP sold to pay Sponsor Fee	765,081	-
Net change in unrealized appreciation on Sponsor Fee payable	1,197	5,386
Net change in unrealized depreciation on investment in XRP	(30,852,730)	(11,166,000)
Net realized and change in unrealized loss	(30,086,452)	(11,160,614)
Net decrease in net assets resulting from operations	$(36,024,919)	$(11,323,810)

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31, 2025	For the Period from December 20, 2024 (commencement of operations) through December 31, 2024

Net assets, beginning of period	$209,352,190	$–
Contributions for Shares issued	74,331,000	220,676,000
Net investment loss	(5,938,467)	(163,196)
Net realized gain on investment in XRP sold to pay Sponsor Fee	765,081	–
Net change in unrealized appreciation on Sponsor Fee payable	1,197	5,386
Net change in unrealized depreciation on investment in XRP	(30,852,730)	(11,166,000)
Net assets, end of period	$247,658,271	$209,352,190

Shares issued and redeemed
Shares issued	3,890,000	10,000,000
Shares redeemed	–	–
Net increase in Shares issued and outstanding	3,890,000	10,000,000

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

Notes to Financial Statements

1.	Organization

The 21Shares XRP ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”).  On December 16, 2024, the Trust changed its name from 21Shares Core XRP Trust to 21Shares XRP Trust. On August 22, 2025, the Trust changed its name from 21Shares XRP Trust to 21Shares XRP ETF. The Trust is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of XRP tokens (“XRP”). The Shares were listed for trading on the Exchange on December 11, 2025, under the ticker symbol “TOXR”. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. Prior to the Shares being listed on the Exchange, NAV Consulting, Inc. was the administrator of the Trust.

The issuance and sale of the Shares by the Trust and the compliance by 21Shares US LLC. 21Shares US LLC is a limited liability company organized and existing under the laws of Delaware and the sponsor of the Trust (the “Sponsor”). In November 2025, 21co Holdings Limited, Jura Pentium Inc’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent company of Jura Pentium Inc. CSC Delaware Trust Company, serves as the trustee of the Trust (the “Trustee”). The Purchaser has full power, legal capacity and authority to enter into and perform the Purchaser’s obligations, and no approvals or consent of any governmental or regulatory authority or other persons is necessary in connection herewith. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), and BitGo Bank & Trust Company, N.A. (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase Custodian and BitGo, as the context may require, the “XRP Custodians”, “Custodians”, and each an “XRP Custodian”) are the custodians for the Trust and hold all of the Trust’s XRP on the Trust’s behalf.

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the CME CF XRP-Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP at its Custodian and values its Shares daily based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Ripple Markets Inc., a corporation incorporated and existing under the laws of Delaware served as the “Seed Capital Investor” to the Trust. On December 20, 2024 (“commencement of operations”), the Ripple Markets Inc., in its capacity as Seed Capital Investor, subject to certain conditions, purchased 10,000,000 Shares at a per-Share price of $22.07 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $220,676,000. Delivery of the Initial Seed Shares was made on December 20, 2024.

The fiscal year end of the Trust is December 31st.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes.

Accounting Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the XRP principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of XRP based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following table presents information about the Trust’s assets measured at fair value as of December 31, 2025 and 2024:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in XRP	$247,693,539	$247,693,539	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in XRP	$209,510,000	$209,510,000	$–	$–

The cost basis of the investment in XRP recorded by the Trust for financial reporting purposes is the fair value of XRP at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of XRP for Share creations and the delivery of XRP for Share redemptions or for payment of expenses in XRP. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in XRP.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the XRP and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells XRP (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the XRP held in the Trust at the time of the sale and recognizes gain or loss on such sale.

The Sponsor has reviewed the tax positions as of December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the Sponsor leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor Fee, is included in the accompanying Statements of Operations.

3.	Fair Value of XRP

The following represents the changes in quantity of XRP and the respective fair value for the year ended December 31, 2025:

	Quantity of XRP	Fair Value
Beginning balance as of January 1, 2025	100,000,000.0000	$209,510,000
XRP purchased	37,964,073.5077	74,331,000
XRP sold	(2,405,000.0000)	(6,061,009)
Net realized gain on investment in XRP sold to pay Sponsor Fee	–	765,081
Net change in unrealized appreciation on Sponsor Fee payable	–	1,197
Net change in unrealized depreciation on investment in XRP	–	(30,852,730)
Ending balance as of December 31, 2025	135,559,073.5077	$247,693,539

The following represents the changes in quantity of XRP and the respective fair value for the period ended December 31, 2024:

	Quantity of XRP	Fair Value
Beginning balance as of December 20, 2024 (commencement of operations)	–	$–
XRP purchased	100,000,000.0000	220,676,000
Change in unrealized depreciation on investment in XRP	–	(11,166,000)
Ending balance as of December 31, 2024	100,000,000.0000	$209,510,000

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.30% per annum of the Trust’s XRP holdings (the “Sponsor Fee”). Prior to December 11, 2025, the Sponsor Fee was 2.50%. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in XRP weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor fees for the years ended December 31, 2025, and 2024 of $5,938,467 and $163,196, respectively. The accrued liability at December 31, 2025, and 2024 was $35,268 and $157,810 respectively.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include: (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the XRP Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs; (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the XRP Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of not in excess of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in one or more Baskets consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

For a period ending two (2) years (the “Lock-up Period”), Ripple Markets Inc., has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Initial Seed Shares it holds, nor will Ripple Markets Inc., seek to have the Trust or the Sponsor redeem the Initial Seed Shares during the Lock-up Period. Irrespective of whether such two (2) year lock up period has elapsed or not, once the Trust is first listed on a national securities exchange, the Initial Seed Shares shall remain locked-up for a further period of six (6) months from the date of listing. Following expiration of the Lock-up Period, the Ripple Markets Inc., may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “XRP Counterparty”), to (i) purchase the amount of XRP equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting XRP amount in the Trust’s accounts with the XRP Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers or arranges for the delivery by the Authorized Participant’s designee of, XRP to the Trust’s accounts with an XRP Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct an XRP Custodian to transfer XRP to an XRP Counterparty, who will sell the XRP to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through an XRP Custodian, will deliver XRP to the Authorized Participant, or its designee in exchange for Shares.

	Year Ended December 31, 2025	For the Period from December 20, 2024 (commencement of operations) through December 31, 2024
Activity in Capital Shares:
Shares issued	3,890,000	10,000,000
Shares redeemed	-	-
Net Change in Capital Shares	3,890,000	10,000,000

	Year Ended December 31, 2025	For the Period from December 20, 2024 (commencement of operations) through December 31, 2024
Activity in Capital Transactions:
Contributions for shares issued	$74,331,000	$220,676,000
Distributions for shares redeemed	-	-
Net Change in Capital Transactions	$74,331,000	$220,676,000

XRP purchased payable represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled. Generally, XRP is transferred within two Business Days of the trade date.

	December 31, 2025	December 31, 2024
XRP purchased payable	$-	$-

XRP sold receivable represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled. Generally, XRP is transferred within two Business Days of the trade date.

	December 31, 2025	December 31, 2024
XRP sold receivable	$-	$-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2024, and December 31, 2025, the Sponsor owned 0 and 20,000 Shares of the Trust, respectively.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Quarterly Statement of Operations

For the year ended December 31, 2025

	Three Months Ended (unaudited)				Year Ended
	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	December 31, 2025
Expenses
Sponsor Fee	$1,558,678	$1,366,006	$1,829,200	$1,184,583	$5,938,467
Net expenses	1,558,678	1,366,006	1,829,200	1,184,583	5,938,467
Net investment loss	(1,558,678)	(1,366,006)	(1,829,200)	(1,184,583)	(5,938,467)
Realized and change in unrealized gain (loss)
Net realized gain on investment in XRP sold to pay Sponsor Fee	131,491	11,825	533,848	87,917	765,081
Net change in unrealized appreciation (depreciation) on Sponsor Fee payable	84,129	(34,003)	(97,267)	48,338	1,197
Net change in unrealized appreciation (depreciation) on investment in XRP	1,375,222	17,188,651	56,103,429	(105,520,032)	(30,852,730)
Net realized and change in unrealized gain (loss)	1,590,842	17,166,473	56,540,010	(105,383,777)	(30,086,452)
Net increase (decrease) in net assets resulting from operations	$32,164	$15,800,467	$54,710,810	$(106,568,360)	$(36,024,919)

8.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	For the Year Ended December 31, 2025	For the Period from December 20, 2024 (commencement of operations) through December 31, 2024
Net asset value per Share, beginning of period	$20.94	$22.07 [1]
Net investment loss on investment in XRP[2]	(0.58)	(0.02)
Net realized and change in unrealized gain (loss) on investment in XRP[3]	(2.53)	(1.11)
Net change in net assets resulting from operations	(3.11)	(1.13)
Net asset value per Share, end of period	$17.83	$20.94

Total return, at net asset value[4], 6	(14.85)%	(5.12)%

Ratio to average net assets[5]
Net investment income (loss)	(2.38)%	(2.28)%[7]
Gross expenses	2.38%	2.28%[7]
Net expenses	2.38%	2.28%[7]

1	Represents the NAV per Share on December 20, 2024, commencement of operations.

2	Calculated using average Shares outstanding.

3	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market values for the Trust.

4	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

5	Annualized.

6	Not annualized.

7	Calculated based on average net assets starting on December 20, 2024, commencement of operations.

9.	Commitments and Contingent Liabilities

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

10.	Concentration Risk

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

11.	Indemnification

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

12.	Subsequent Events

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.