Form 10-Q
period 2026-06-30
21Shares XRP ETF
filed 2026-08-11
CIK 2028835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 11,120,000 outstanding shares as of August 7, 2026.

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

21Shares XRP ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES XRP ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Investment in XRP, at fair value (cost $226,465,858, and $289,712,269, respectively)	$112,922,318	$247,693,539
Total assets	112,922,318	247,693,539

Liabilities
Sponsor Fee payable	5,629	35,268
Total liabilities	5,629	35,268
Commitments and contingent liabilities (Note 8)
Net assets	$112,916,689	$247,658,271

Net assets consist of
Paid-in-capital	$245,506,469	$295,007,000
Accumulated earnings (loss)	(132,589,780)	(47,348,729)
	$112,916,689	$247,658,271

Shares issued and outstanding, no par value, unlimited amount authorized	11,110,000	13,890,000
Net asset value per Share	$10.16	$17.83

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

SCHEDULES OF INVESTMENT

June 30, 2026 (Unaudited)

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	108,256,464.0739	$226,465,858	$112,922,318	100.00%
Total investments	108,256,464.0739	$226,465,858	$112,922,318	100.00%
Liabilities in excess of other assets			(5,629)	0.00%
Net assets			$112,916,689	100.00%

December 31, 2025

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	135,559,073.5077	$289,712,269	$247,693,539	100.01%
Total investments	135,559,073.5077	$289,712,269	$247,693,539	100.01%
Liabilities in excess of other assets			(35,268)	(0.01)%
Net assets			$247,658,271	100.00%

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$104,899	$1,366,006	$247,761	$2,924,684
Total expenses	104,899	1,366,006	247,761	2,924,684
Net investment loss	(104,899)	(1,366,006)	(247,761)	(2,924,684)

Realized and change in unrealized gain (loss)
Net realized gain on in-kind liabilities paid	3,023	–	19,495	–
Net realized gain (loss) on investment in XRP sold to pay Sponsor Fee	(64,395)	11,825	(127,552)	143,316
Net realized loss on investment in XRP sold for redemptions	(1,676,933)	–	(13,360,842)	–
Net change in unrealized appreciation (depreciation) on investment in XRP	(31,090,401)	17,188,651	(71,524,810)	18,563,873
Net change in unrealized gain (loss) on Sponsor Fee payable	(318)	(34,003)	419	50,126
Net realized and change in unrealized gain (loss)	(32,829,024)	17,166,473	(84,993,290)	18,757,315
Net increase (decrease) in net assets resulting from operations	$(32,933,923)	$15,800,467	$(85,241,051)	$15,832,631

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$142,148,631	$209,384,354	$247,658,271	$209,352,190
Contributions for Shares issued	6,558,187	–	25,497,750	–
Distributions for Shares redeemed	(2,856,206)	–	(74,998,281)	–
Net investment loss	(104,899)	(1,366,006)	(247,761)	(2,924,684)
Net realized gain on in-kind liabilities paid	3,023	–	19,495	–
Net realized gain (loss) on investment in XRP sold to pay Sponsor Fee	(64,395)	11,825	(127,552)	143,316
Net realized loss on investment in XRP sold for redemptions	(1,676,933)	–	(13,360,842)	–
Net change in unrealized appreciation (depreciation) on investment in XRP	(31,090,401)	17,188,651	(71,524,810)	18,563,873
Net change in unrealized gain (loss) on Sponsor Fee payable	(318)	(34,003)	419	50,126
Net assets, end of period	$112,916,689	$225,184,821	$112,916,689	$225,184,821

Shares issued and redeemed
Shares issued	480,000	–	1,470,000	–
Shares redeemed	(220,000)	–	(4,250,000)	–
Net increase (decrease) in Shares issued	260,000	–	(2,780,000)	–

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

Notes to Financial Statements (UNAUDITED)

1.	Organization

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

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the CME CF XRP-Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP at its Custodians and values its Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's XRP, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

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

On December 10, 2025, the Sponsor, in its capacity as Initial Seed Creation Investor, purchased initial seed creation baskets comprising 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $20.33. In its capacity as the Initial Seed Creation Investor, the Sponsor has acted as a statutory underwriter in connection with this purchase. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $406,658. On December 11, 2025, the Trust purchased XRP with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, an “XRP Counterparty”) to acquire XRP on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Initial Seed Creation Investor. All XRP acquired in connection with the Seed Creation Baskets is held by one or more of the XRP Custodians.

On April 17, 2026, the Seed Creation Baskets, comprising 20,000 shares, purchased by the Sponsor on December 10, 2025, were redeemed.

The statements of assets and liabilities and schedules of investment on June 30, 2026, and the statements of operations, and changes in net assets for the three and six months ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investment in XRP	$112,922,318	$112,922,318	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in XRP	$247,693,539	$247,693,539	$–	$–

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

The Sponsor Fee payable is settled in XRP. The liability is remeasured at each reporting date by reference to the fair value of the XRP required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the XRP delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells XRP (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the XRP held in the Trust at the time of the sale and recognizes a gain or loss on such sale.

The Sponsor has reviewed the tax positions as of June 30, 2026 and December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of XRP

The following represents the changes in quantity and the fair value of XRP during the six months ended June 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of XRP	Fair Value
Beginning balance as of January 1, 2026	135,559,073.5077	$247,693,539
XRP purchased for contributions	14,338,631.5739	25,497,750
XRP sold for redemptions	(41,458,741.0077)	(74,998,281)
XRP sold to pay expenses	(182,500.0000)	(257,486)
Net realized loss on investment in XRP sold to pay Sponsor Fee	–	(127,552)
Net realized loss on investment in XRP sold for redemptions	–	(13,360,842)
Net change in unrealized depreciation on investment in XRP	–	(71,524,810)
Ending balance as of June 30, 2026	108,256,464.0739	$112,922,318

	Quantity of XRP	Fair Value
Beginning balance as of January 1, 2025	100,000,000.0000	$209,510,000
XRP purchased for contributions	–	–
XRP sold for redemptions	–	–
XRP sold to pay expenses	(1,230,000.0000)	(2,857,631)
Net realized gain on investment in XRP sold to pay Sponsor Fee	–	143,316
Net realized loss on investment in XRP sold for redemptions	–	–
Net change in unrealized appreciation on investment in XRP	–	18,563,873
Ending balance as of June 30, 2025	98,770,000.0000	$225,359,558

The following represents the changes in quantity and the fair value of XRP during the three months ended June 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of XRP	Fair Value
Beginning balance as of April 1, 2026	105,801,659.6185	$142,155,110
XRP purchased for contributions	4,679,662.7365	6,558,187
XRP sold for redemptions	(2,144,858.2811)	(2,856,206)
XRP sold to pay expenses	(80,000.0000)	(103,044)
Net realized loss on investment in XRP sold to pay Sponsor Fee	–	(64,395)
Net realized loss on investment in XRP sold for redemptions	–	(1,676,933)
Net change in unrealized depreciation on investment in XRP	–	(31,090,401)
Ending balance as of June 30, 2026	108,256,464.0739	$112,922,318

	Quantity of XRP	Fair Value
Beginning balance as of April 1, 2025	99,520,000.0000	$209,825,978
XRP purchased for contributions	–	–
XRP sold for redemptions	–	–
XRP sold to pay expenses	(750,000.0000)	(1,666,896)
Net realized gain on investment in XRP sold to pay Sponsor Fee	–	11,825
Net realized loss on investment in XRP sold for redemptions	–	–
Net change in unrealized appreciation on investment in XRP	–	17,188,651
Ending balance as of June 30, 2025	98,770,000.0000	$225,359,558

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. Prior to December 11, 2025, the Sponsor Fee was 2.50%. The Sponsor Fee accrues daily and is payable in XRP weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the three months ended June 30, 2026 and 2025 of $104,899 and $1,366,006, respectively. The Trust incurred Sponsor Fee for the six months ended June 30, 2026 and 2025 of $247,761 and $2,924,684, respectively. The accrued liability as of June 30, 2026 and December 31, 2025 was $5,629 and $35,268, respectively.

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

The Trust creates and redeems Shares on a continuous basis but only in one or more creation baskets (“Creation Baskets”) (other than in the case of the Initial Seed Shares) consisting of 10,000 Shares or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

For a period ending two (2) years after December 20, 2024 (the “Lock-up Period”), Ripple Markets Inc. has agreed that it will not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Initial Seed Shares it holds, nor will Ripple Markets Inc. seek to have the Trust or the Sponsor redeem the Initial Seed Shares during the Lock-up Period. Irrespective of whether such two (2) year Lock-up Period has elapsed or not, once the Trust is first listed on a national securities exchange, the Initial Seed Shares shall remain locked-up for a further period of six (6) months from the date of listing. Following expiration of the Lock-up Period, Ripple Markets Inc. may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct an XRP Counterparty to (i) purchase the amount of XRP equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting XRP amount in the Trust’s accounts with the Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to an Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers or arranges for the delivery by such Authorized Participant’s designee of, XRP to the Trust’s accounts with an XRP Custodian in exchange for Shares.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	480,000	–	1,470,000	–
Shares redeemed	(220,000)	–	(4,250,000)	–
Net Change in Capital Shares	260,000	–	(2,780,000)	–

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$6,558,187	$–	$25,497,750	$–
Distributions for Shares redeemed	(2,856,206)	–	(74,998,281)	–
Net Change in Capital Transactions	$3,701,981	$–	$(49,500,531)	$–

XRP purchased payable represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled. Generally, XRP is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
XRP purchased payable	$–	$–

XRP sold receivable represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled. Generally, XRP is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
XRP sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2026 and December 31, 2025, the Sponsor owned zero and 20,000 Shares of the Trust, respectively.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six months Ended June 30, 2026	Six months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net asset value per Share, beginning of period	$13.10	$20.94	$17.83	$20.94
Net investment income (loss)(1)	(0.01)	(0.14)	(0.02)	(0.30)
Net realized and change in unrealized gain (loss)(2)	(2.93)	1.72	(7.65)	1.88
Net change in net assets from operations	(2.94)	1.58	(7.67)	1.58
Net asset value per Share, end of period	$10.16	$22.52	$10.16	$22.52

Total return, at net asset value(3)	(22.44)%	7.55%	(43.02)%	7.55%

Ratio to average net assets(4)
Net investment loss	(0.30)%	(2.50)%	(0.30)%	(2.50)%
Gross expenses	0.30%	2.50%	0.30%	2.50%
Net expenses	0.30%	2.50%	0.30%	2.50%

(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the XRP held by the Trust. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's XRP, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for XRP. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TOXR”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV. Prior to December 11, 2025, the Sponsor Fee was 2.50%. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in XRP weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the net asset value of the Trust determined on a GAAP basis (the “Principal Market NAV”) and net asset value of the Trust per Share determined on a GAAP basis (the “Principal Market NAV per Share”) on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of XRP is determined using the fair value of XRP based on the price in the XRP market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2026

The Trust’s NAV decreased from $142,148,631 on March 31, 2026 to $112,916,689 on June 30, 2026, a 20.56% decrease. The decrease resulted primarily from a 22.37% decrease in the price of XRP, which fell from $1.3436 on March 31, 2026 to $1.0431 on June 30, 2026, partially offset by a net increase in Shares outstanding from 10,850,000 on March 31, 2026 to 11,110,000 on June 30, 2026, reflecting 480,000 Shares (48 Baskets) created and 220,000 Shares (22 Baskets) redeemed during the quarter.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $32,933,923, consisting of a net change in unrealized depreciation on investment in XRP of $(31,090,401), a net realized loss of $(1,676,933) on XRP sold for redemptions, a net realized loss of $(64,395) on XRP sold to pay the Sponsor Fee, a net investment loss of $(104,899), and a net change in unrealized depreciation on the Sponsor Fee payable of $(318), partially offset by a net realized gain of $3,023 on in-kind liabilities paid. Except for the Sponsor Fee of $104,899, the Trust incurred no other expenses during the three months ended June 30, 2026.

For the Three Months Ended June 30, 2025

The Trust’s NAV increased from $209,384,354 on March 31, 2025 to $225,184,821 on June 30, 2025, a 7.55% increase. The increase resulted primarily from an 8.22% increase in the price of XRP, which rose from $2.1084 on March 31, 2025 to $2.2818 on June 30, 2025, partially offset by the Sponsor Fee, which was charged at an annual rate of 2.50% of the Trust’s NAV during the period. No Shares were created or redeemed during the three months ended June 30, 2025, and the Shares were not listed on the Exchange during that period.

Net increase in net assets resulting from operations for the three months ended June 30, 2025 was $15,800,467, consisting of a net change in unrealized appreciation on investment in XRP of $17,188,651 and a net realized gain of $11,825 on XRP sold to pay the Sponsor Fee, partially offset by a net investment loss of $(1,366,006) and a net change in unrealized depreciation on the Sponsor Fee payable of $(34,003). Except for the Sponsor Fee of $1,366,006, the Trust incurred no other expenses during the three months ended June 30, 2025.

For the Six Months Ended June 30, 2026

The Trust’s NAV decreased from $247,658,271 on December 31, 2025 to $112,916,689 on June 30, 2026, a 54.41% decrease. The decrease resulted primarily from a 42.91% decrease in the price of XRP, which fell from $1.8272 on December 31, 2025 to $1.0431 on June 30, 2026. The decline was further amplified by a net decrease in Shares outstanding, which fell from 13,890,000 on December 31, 2025 to 11,110,000 on June 30, 2026, reflecting 1,470,000 Shares (147 Baskets) created and 4,250,000 Shares (425 Baskets) redeemed during the period.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(85,241,051), consisting of a net change in unrealized depreciation on investment in XRP of $(71,524,810), a net realized loss of $(13,360,842) on XRP sold for redemptions, a net realized loss of $(127,552) on XRP sold to pay the Sponsor Fee, and a net investment loss of $(247,761), partially offset by a net realized gain of $19,495 on in-kind liabilities paid and a net change in unrealized appreciation on the Sponsor Fee payable of $419. Except for the Sponsor Fee of $247,761, the Trust incurred no other expenses during the six months ended June 30, 2026.

For the Six Months Ended June 30, 2025

The Trust’s NAV increased from $209,352,190 on December 31, 2024 to $225,184,821 on June 30, 2025, a 7.56% increase. The increase in the Trust’s NAV resulted primarily from an 8.91% increase in the price of XRP, which rose from $2.0951 on December 31, 2024 to $2.2818 on June 30, 2025, partially offset by the Sponsor Fee, which was charged at an annual rate of 2.50% of the Trust’s NAV during the period. No Shares were created or redeemed during the six months ended June 30, 2025, and the Shares were not listed on the Exchange during that period.

Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $15,832,631, consisting of a net change in unrealized appreciation on investment in XRP of $18,563,873, a net realized gain of $143,316 on XRP sold to pay the Sponsor Fee, and a net change in unrealized appreciation on the Sponsor Fee payable of $50,126, partially offset by a net investment loss of $(2,924,684). Except for the Sponsor Fee of $2,924,684, the Trust incurred no other expenses during the six months ended June 30, 2025.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under "Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 22 Creation Baskets (comprising 220,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	170,000	$13.34	N/A
May 1, 2026 – May 31, 2026	-	$-	N/A
June 1, 2026 – June 30, 2026	50,000	$11.79	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TOXR” and have been listed since December 11, 2025.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

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

Date: August 11, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2026