Form 10-Q
period 2026-09-30
21Shares XRP ETF
filed 2026-11-10
CIK 2028835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had 11,020,000 outstanding shares as of November 5, 2026.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2026, for the period ended December 31, 2025 (the “Annual Report”), as supplemented by the risk factors disclosed in Part II, Item 1A of the Trust’s subsequent Quarterly Reports on Form 10-Q, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares XRP ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES XRP ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in XRP, at fair value (cost $223,010,283, and $289,712,269, respectively)	$159,730,990	$247,693,539
Total assets	159,730,990	247,693,539

Liabilities
Sponsor Fee payable	3,946	35,268
Total liabilities	3,946	35,268
Commitments and contingent liabilities (Note 8)
Net assets	$159,727,044	$247,658,271

Net assets consist of
Paid-in-capital	$244,518,427	$295,007,000
Accumulated earnings (loss)	(84,791,383)	(47,348,729)
	$159,727,044	$247,658,271

Shares issued and outstanding, no par value, unlimited amount authorized	11,020,000	13,890,000
Net asset value per Share	$14.49	$17.83

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

SCHEDULES OF INVESTMENT

September 30, 2026 (Unaudited)

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	107,295,620.6400	$223,010,283	$159,730,990	100.00%
Total investments	107,295,620.6400	$223,010,283	$159,730,990	100.00%
Liabilities in excess of other assets			(3,946)	(0.00)%
Net assets			$159,727,044	100.00%

December 31, 2025

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP	135,559,073.5077	$289,712,269	$247,693,539	100.01%
Total investments	135,559,073.5077	$289,712,269	$247,693,539	100.01%
Liabilities in excess of other assets			(35,268)	(0.01)%
Net assets			$247,658,271	100.00%

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$100,886	$1,829,200	$348,647	$4,753,883
Total expenses	100,886	1,829,200	348,647	4,753,883
Net investment loss	(100,886)	(1,829,200)	(348,647)	(4,753,883)

Realized and change in unrealized gain (loss)
Net realized gain (loss) on in-kind liabilities paid	(16,696)	–	2,799	–
Net realized gain (loss) on investment in XRP sold to pay Sponsor Fee	(56,249)	533,848	(183,801)	677,164
Net realized loss on investment in XRP sold for cash redemptions	(2,290,959)	–	(15,651,801)	–
Net change in unrealized appreciation (depreciation) on investment in XRP	50,264,247	56,103,429	(21,260,563)	74,667,302
Net change in unrealized loss on Sponsor Fee payable	(1,060)	(97,267)	(641)	(47,142)
Net realized and change in unrealized gain (loss)	47,899,283	56,540,010	(37,094,007)	75,297,324
Net increase (decrease) in net assets resulting from operations	$47,798,397	$54,710,810	$(37,442,654)	$70,543,441

The accompanying notes are an integral part of the financial statements.

21SHARES XRP ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$112,916,689	$225,184,821	$247,658,271	$209,352,190
Contributions for Shares issued	2,792,560	–	28,290,310	–
Distributions for Shares redeemed	(3,780,602)	–	(78,778,883)	–
Net investment loss	(100,886)	(1,829,200)	(348,647)	(4,753,883)
Net realized gain (loss) on in-kind liabilities paid	(16,696)	–	2,799	–
Net realized gain (loss) on investment in XRP sold to pay Sponsor Fee	(56,249)	533,848	(183,801)	677,164
Net realized loss on investment in XRP sold for cash redemptions	(2,290,959)	–	(15,651,801)	–
Net change in unrealized appreciation (depreciation) on investment in XRP	50,264,247	56,103,429	(21,260,563)	74,667,302
Net change in unrealized loss on Sponsor Fee payable	(1,060)	(97,267)	(641)	(47,142)
Net assets, end of period	$159,727,044	$279,895,631	$159,727,044	$279,895,631

Shares issued and redeemed
Shares issued	210,000	–	1,680,000	–
Shares redeemed	(300,000)	–	(4,550,000)	–
Net decrease in Shares issued	(90,000)	–	(2,870,000)	–

The accompanying notes are an integral part of the financial statements.

21Shares XRP ETF

Notes to Financial Statements (UNAUDITED)

1.	Organization

The 21Shares XRP ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Fourth Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “XRP Custodians”, “Custodians”, and each an “XRP Custodian”) are the custodians for the Trust and hold all of the Trust’s XRP on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. Prior to the Shares being listed on the Exchange, NAV Consulting, Inc. was the administrator of the Trust.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TOXR”.

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the FTSE XRP Index (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying XRP spot markets. The Pricing Benchmark is designed to track the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP and values its Shares daily based on the Pricing Benchmark. Prior to August 27, 2026, the Trust used the CME CF XRP Reference Rate – New York Variant (the “Prior Pricing Benchmark”). On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s XRP, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

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

On April 17, 2026, the Seed Creation Baskets, comprising 20,000 Shares, purchased by the Sponsor on December 10, 2025, were redeemed.

The statements of assets and liabilities and schedules of investment on September 30, 2026, and the statements of operations and changes in net assets for the three and nine months ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026 (Unaudited)
Assets
Investment in XRP	$159,730,990	$159,730,990	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in XRP	$247,693,539	$247,693,539	$–	$–

The cost basis of the investment in XRP recorded by the Trust for financial reporting purposes is the fair value of XRP at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of XRP for Share creations and the delivery of XRP for Share redemptions or for payment of expenses in XRP. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of Shares, settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in XRP.

The Sponsor Fee payable is settled in XRP. The liability is remeasured at each reporting date by reference to the fair value of the XRP required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the fair value of the XRP delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the value of the XRP and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of September 30, 2026 and December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity and the fair value of XRP during the nine months ended September 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of XRP	Fair Value
Beginning balance as of January 1, 2026	135,559,073.5077	$247,693,539
XRP purchased for cash contributions	16,383,794.7979	28,290,310
XRP sold for cash redemptions	(44,379,914.5056)	(78,778,883)
XRP sold to pay expenses	(267,333.1600)	(377,811)
Net realized loss on investment in XRP sold to pay Sponsor Fee	–	(183,801)
Net realized loss on investment in XRP sold for cash redemptions	–	(15,651,801)
Net change in unrealized depreciation on investment in XRP	–	(21,260,563)
Ending balance as of September 30, 2026	107,295,620.6400	$159,730,990

	Quantity of XRP	Fair Value
Beginning balance as of January 1, 2025	100,000,000.0000	$209,510,000
XRP purchased for cash contributions	–	–
XRP sold for cash redemptions	–	–
XRP sold to pay expenses	(1,880,000.0000)	(4,825,873)
Net realized gain on investment in XRP sold to pay Sponsor Fee	–	677,164
Net realized loss on investment in XRP sold for cash redemptions	–	–
Net change in unrealized appreciation on investment in XRP	–	74,667,302
Ending balance as of September 30, 2025	98,120,000.0000	$280,028,593

The following represents the changes in quantity and the fair value of XRP during the three months ended September 30, 2026 (Unaudited) and 2025 (Unaudited):

	Quantity of XRP	Fair Value
Beginning balance as of July 1, 2026	108,256,464.0739	$112,922,318
XRP purchased for cash contributions	2,045,163.2240	2,792,560
XRP sold for cash redemptions	(2,921,173.4979)	(3,780,602)
XRP sold to pay expenses	(84,833.1600)	(120,325)
Net realized loss on investment in XRP sold to pay Sponsor Fee	–	(56,249)
Net realized loss on investment in XRP sold for cash redemptions	–	(2,290,959)
Net change in unrealized appreciation on investment in XRP	–	50,264,247
Ending balance as of September 30, 2026	107,295,620.6400	$159,730,990

	Quantity of XRP	Fair Value
Beginning balance as of July 1, 2025	98,770,000.0000	$225,359,558
XRP purchased for cash contributions	–	–
XRP sold for cash redemptions	–	–
XRP sold to pay expenses	(650,000.0000)	(1,968,242)
Net realized gain on investment in XRP sold to pay Sponsor Fee	–	533,848
Net realized loss on investment in XRP sold for cash redemptions	–	–
Net change in unrealized appreciation on investment in XRP	–	56,103,429
Ending balance as of September 30, 2025	98,120,000.0000	$280,028,593

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. Prior to December 11, 2025, the Sponsor Fee was 2.50%. The Sponsor Fee accrues daily and is payable in XRP at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred a Sponsor Fee for the three months ended September 30, 2026 and 2025 of $100,886 and $1,829,200, respectively. The Trust incurred a Sponsor Fee for the nine months ended September 30, 2026 and 2025 of $348,647 and $4,753,883, respectively. The accrued liability as of September 30, 2026 and December 31, 2025 was $3,946 and $35,268, respectively.

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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	210,000	–	1,680,000	–
Shares redeemed	(300,000)	–	(4,550,000)	–
Net Change in Capital Shares	(90,000)	–	(2,870,000)	–

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$2,792,560	$–	$28,290,310	$–
Distributions for Shares redeemed	(3,780,602)	–	(78,778,883)	–
Net Change in Capital Transactions	$(988,042)	$–	$(50,488,573)	$–

XRP purchased payable represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled. Generally, XRP is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
XRP purchased payable	$–	$–

XRP sold receivable represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled. Generally, XRP is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
XRP sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2026 and December 31, 2025, the Sponsor owned zero and 20,000 Shares of the Trust, respectively.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$10.16	$22.52	$17.83	$20.94
Net investment loss(1)	(0.01)	(0.18)	(0.03)	(0.48)
Net realized and change in unrealized gain (loss)(2)	4.34	5.65	(3.31)	7.53
Net change in net assets from operations	4.33	5.47	(3.34)	7.05
Net asset value per Share, end of period	$14.49	$27.99	$14.49	$27.99

Total return, at net asset value(3)	42.62%	24.30%	(18.73)%	33.70%

Ratio to average net assets(4)
Net investment loss	(0.30)%	(2.50)%	(0.30)%	(2.50)%
Gross expenses	0.30%	2.50%	0.30%	2.50%
Net expenses	0.30%	2.50%	0.30%	2.50%

(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual Shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust’s investment objective is to seek to track the performance of XRP, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by the Pricing Benchmark Provider based on the volume weighted average price across qualifying XRP markets. The Pricing Benchmark is designed to track the performance of XRP in U.S. dollars. In seeking to achieve its investment objective, the Trust holds XRP and values its Shares daily based on the Pricing Benchmark. The Sponsor does not actively manage the XRP held by the Trust. Prior to August 27, 2026, the Trust used the Prior Pricing Benchmark. On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s XRP, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

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

The Trust pays the unitary Sponsor Fee of 0.30% of the Trust’s NAV. Prior to December 11, 2025, the Sponsor Fee was 2.50%. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in XRP at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of XRP payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

Results of Operations

For the Three Months Ended September 30, 2026

The Trust’s Principal Market NAV increased from $112,916,689 on June 30, 2026, to $159,727,044 on September 30, 2026, a 41.46% increase. The increase in the Trust’s Principal Market NAV resulted primarily from a 42.72% increase in the price of XRP, which rose from $1.0431 on June 30, 2026, to $1.4887 on September 30, 2026. The increase in the Trust’s Principal Market NAV was partially offset by a net decrease in outstanding Shares, which fell from 11,110,000 on June 30, 2026, to 11,020,000 on September 30, 2026, a result of 210,000 Shares (21 Baskets) being created and 300,000 Shares (30 Baskets) redeemed during the quarter.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $47,798,397, resulting from a net change in unrealized appreciation on investment in XRP of $50,264,247, partially offset by a net realized loss of $(2,290,959) from XRP sold for cash redemptions, a net realized loss of $(56,249) from XRP sold to pay the Sponsor Fee, a net realized loss of $(16,696) on in-kind liabilities paid, a net change in unrealized loss on Sponsor Fee payable of $(1,060), and a net investment loss of $(100,886). Other than the Sponsor Fee of $100,886, the Trust had no other expenses during the quarter.

For the Three Months Ended on September 30, 2025

The Trust’s Principal Market NAV increased from $225,184,821 on June 30, 2025 to $279,895,631 on September 30, 2025. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of XRP of 25.08% (from $2.2816 per XRP on June 30, 2025 to $2.8539 per XRP on September 30, 2025).

The Trust’s net increase in net assets resulting from operations for the three months ended September 30, 2025 was $54,710,810. This was the result of a change in unrealized appreciation on investment in XRP of $56,103,429, a net realized gain of $533,848 on the sale of XRP for purposes of distributing the Sponsor Fee to the Sponsor, and net change in unrealized loss on Sponsor Fee payable of $97,267. The Sponsor Fee of $1,829,200 was the Trust’s only expense during the quarter.

For the Nine Months Ended September 30, 2026

The Trust’s Principal Market NAV decreased from $247,658,271 on December 31, 2025 to $159,727,044 on September 30, 2026, a 35.51% decrease. The decrease in the Trust’s Principal Market NAV resulted primarily from an 18.53% decrease in the price of XRP, which fell from $1.8272 on December 31, 2025 to $1.4887 on September 30, 2026. The decrease in the Trust’s Principal Market NAV was further amplified by a net decrease in outstanding Shares, which fell from 13,890,000 on December 31, 2025 to 11,020,000 on September 30, 2026, a result of 1,680,000 Shares (168 Baskets) being created and 4,550,000 Shares (455 Baskets) being redeemed during the period.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(37,442,654), resulting from a net change in unrealized depreciation on investment in XRP of $(21,260,563), a net realized loss of $(15,651,801) from XRP sold for cash redemptions, a net realized loss of $(183,801) from XRP sold to pay the Sponsor Fee, a net change in unrealized loss on Sponsor Fee payable of $(641), and a net investment loss of $(348,647), partially offset by a net realized gain of $2,799 on in-kind liabilities paid. Other than the Sponsor Fee of $348,647, the Trust had no other expenses during the period.

For the Nine Months Ended on September 30, 2025

The Trust’s Principal Market NAV increased from $209,352,190 on December 31, 2024 to $279,895,631 on September 30, 2025. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of XRP of 36.22% (from $2.0951 per XRP on December 31, 2024 to $2.8539 per XRP on September 30, 2025).

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $70,543,441. This was the result of a change in unrealized appreciation on investment in XRP of $74,667,302, a net realized gain of $677,164 on the sale of XRP for purposes of distributing the Sponsor Fee to the Sponsor, and a net change in unrealized loss on Sponsor Fee payable of $47,142. The Sponsor Fee of $4,753,883 was the Trust’s only expense during the period.

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

The Sponsor is not required to pay Additional Trust Expenses, including certain extraordinary or non-recurring expenses described in Note 4 to the financial statements. The Trust will be responsible for such expenses to the extent incurred and not voluntarily assumed by the Sponsor. As described in Note 4, the Sponsor may, in its sole discretion, redesignate all or a portion of a Sponsor-paid Expense as an Additional Trust Expense, including if the Sponsor determines that the expense is extraordinary and non-recurring. The Sponsor Fee is payable in XRP, and the Sponsor directs a Custodian to transfer XRP to the Sponsor to satisfy the accrued fee. The Trust may sell XRP as needed to pay other expenses for which it is responsible.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K filed on March 31, 2026 for the period ended December 31, 2025 and under ‘Part II, Item 1A. Risk Factors’ of the Trust’s Quarterly Report on Form 10-Q filed on May 13, 2026 for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 30 Creation Baskets (comprising 300,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of Shares that may yet be purchased
July 1, 2026 – July 31, 2026	-	$-	N/A
August 1, 2026 – August 31, 2026	-	$-	N/A
September 1, 2026 – September 30, 2026	300,000	$12.60	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TOXR” and have been listed since December 11, 2025.

Holders

As of September 30, 2026, there was approximately one DTC participating Shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(3)	Third Amended and Restated Trust Agreement.
3.3(4)	Fourth Amended and Restated Trust Agreement.
3.4(2)	Certificate of Trust.
3.5(2)	Certificate of Amendment to Certificate of Trust.
3.6(2)	Certificate of Amendment to Certificate of Trust.
3.7(2)	Certificate of Amendment to Certificate of Trust.
10.1(4)†	Benchmark Licensing Agreement, dated as of August 20, 2026, between the Sponsor and FTSE International Limited.
10.2(4)	Amendment No. 1 to the Sponsor Agreement, dated as of August 26, 2026, between the Trust and the Sponsor.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on November 7, 2025.
(3)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on November 20, 2025.
(4)	Incorporated by reference to the Trust’s Current Report on Form 8-K filed on August 26, 2026.
†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the registrant customarily and actually treats that information as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares XRP ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2026